Form 10QSB
period 1999-06-30
FINANCIALWEB COM INC
filed 1999-08-16
CIK 1083758

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                               _________________
                                  FORM 10-QSB


        [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES AND EXCHANGE ACT OF OF 1934

                 For the Quarterly Period Ended June 30, 1999


                     Commission File Number _____________

                            FINANCIALWEB.COM, INC.
            (Exact name of registrant as specified in its charter)



                Nevada                                  93-1202428
     (State or other jurisdiction or          (IRS Employer Identification
     incorporation or organization)            Number)


              201 Park Place, Altamonte Springs, Florida      32701
              (Address of principal executive office)       (Zip Code)

      Registrant's telephone number, including area code:  (407) 834-4443

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]   No [_]


The number of shares outstanding of the registrant's common stock as of June 30, 1999 was 5,457,839


================================================================================
                            FINANCIALWEB.COM, INC.

                                  FORM 10-QSB

                      For the Quarter Ended June 30, 1999

                                     INDEX


Part I.  Financial Information

                                                                          Page
                                                                          ----
  Item 1.  Financial Statements

     a)    Statement of Operations
           For the Three and Six Months Ended June 30, 1999 and
           1998                                                             3-4

     b)    Balance Sheets
           As of June 30, 1999 and December 31, 1998                          5

     c)    Cash Flows Statements
           For the Six Months Ended June 30, 1999 and 1998                    6

     d)    Notes to Financial Statements                                    7-9

  Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                            10-13

Part II.   Other Information                                                 14

Item 1.    Legal Proceedings

See Notes to Financial Statements

  Item 2.  Changes in Securities and use of Proceeds

  Item 3.  Defaults upon Senior Securities

  Item 4.  Submissions of matters to a vote of Security holders

  Item 5.  Other information

  Item 6.  Exhibits and Reports on Form 8-K


  Signature                                                                  15

Part 1.  Financial Information

ITEM 1.  FINANCIAL STATEMENTS

FINANCIALWEB.COM, INC.

STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED
JUNE 30, 1999 AND 1998


                        THREE MONTHS ENDED JUNE 30,   SIX MONTHS ENDED JUNE 30,
                             1999         1998            1999         1998
                          ----------   ----------      -----------   ----------

NET REVENUES              $   87,898   $   36,595      $   155,233   $   41,930

Cost of Revenues             104,738       49,700          235,593       64,369
                          ----------   ----------      -----------   ----------
GROSS MARGIN                 (16,840)     (13,105)         (80,360)     (22,439)

Selling, General and
 Administrative Expenses     884,947      341,487        1,379,851      531,670

Interest Expense              69,245        5,426           95,118       11,924
                          ----------   ----------      -----------   ----------
    NET (LOSS)            $ (971,032)  $ (360,018)     $(1,555,329)  $ (566,033)
                          ==========   ==========      ===========   ==========

                        Part 1.  Financial Information

Item 1.  Financial Statements

FINANCIALWEB.COM, INC.

Statements of Operations

Loss available to common stockholders / Weighted-average shares

                                        Six Months Ended June 30, 1999                   Six Months Ended June 30, 1998
                                    --------------------------------------          ------------------------------------------
BASIC (LOSS) PER COMMON SHARE
(Loss) available to Common Stockholders          $(1,555,329)                                         $(566,033)
                                                 ===========                                          =========

                                                                  Weighted                                            Weighted
                                      Shares       Fraction        Average            Shares          Fraction         Average
       Dates Outstanding            Outstanding   of Period        Shares           Outstanding       of Period        Shares
                                    -----------------------      ---------          ---------------------------       --------
January 1 - February 5               4,973,000    36 / 181         989,105           2,680,000        36 / 181         533,039
February 6 - March 6                 4,973,000    29 / 181         796,779           2,880,000        29 / 181         461,436
March 7 - April 23                   4,948,385    48 / 181       1,312,279           2,880,000        48 / 181         763,757
April 24 - May 2                     4,948,385     9 / 181         246,052           3,098,000         9 / 181         154,044
May 3 - May 16                       4,957,839    14 / 181         383,479           3,098,000        14 / 181         239,624
May 17 - May 19                      5,457,839     3 / 181          90,461           3,098,000         3 / 181          51,348
May 20 - June 30                     5,457,839    42 / 181       1,266,460           3,498,000        42 / 181         811,691
                                                                 ---------                                           ---------
Weighted-average shares                                          5,084,615                                           3,014,939
                                                                 =========                                           =========

BASIC (LOSS) PER COMMON SHARE                     $  (0.31)                                           $  (0.19)
                                                  ========                                            ========

The equation for computing basic loss per common share is:

Loss available to common stockholders / Weighted-average shares

FINANCIALWEB.COM, INC.

BALANCE SHEETS
JUNE 30, 1999 AND DECEMBER 31, 1998
                                                               June 30, 1999       December 31, 1998
                                                               -------------       -----------------
                           ASSETS
CURRENT ASSETS:
     Cash                                                      $    838,043           $   322,480
     Prepaid Expenses                                                53,757               113,515
     Deposits                                                         5,780                 5,580
                                                               ------------           -----------
       Total Current Assets                                         897,580               441,575
                                                               ------------           -----------
PROPERTY AND EQUIPMENT                                              205,256               188,745
                                                               ------------           -----------
OTHER ASSETS:
     Intellectual Property                                          267,650               186,947
     Registration Fees                                              279,810                     -
                                                               ------------           -----------
       Total Other Assets                                           547,460               186,947
                                                               ------------           -----------
          TOTAL ASSETS                                         $  1,650,296           $   817,267
                                                               ============           ===========

             LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accrued Expenses                                          $    929,560           $   266,203
     Notes Payable                                                2,475,436               750,436
                                                               ------------           -----------
       Total Current Liabilities                                  3,404,996             1,016,639
                                                               ------------           -----------
          TOTAL LIABILITIES                                       3,404,996             1,016,639
                                                               ------------           -----------
STOCKHOLDERS' EQUITY:
     Common Stock, $.001 Par Value, 100,000,000 Shares
      Authorized, 5,457,839, and 4,973,000 Shares,
       Respectively, Issued and Outstanding                           5,458                 4,973
     Additional Paid-In Capital                                   1,869,910             2,070,395
     Stock Subscription Receivable                                        -              (200,000)
     Accumulated (Deficit)                                       (3,630,068)           (2,074,740)
                                                               ------------           -----------
          TOTAL STOCKHOLDERS' EQUITY                             (1,754,700)             (199,372)
                                                               ------------           -----------
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $  1,650,296           $   817,267
                                                               ============           ===========

FINANCIALWEB.COM, INC.

STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED
JUNE 30, 1999 AND 1998

                                                              SIX MONTHS ENDED JUNE 30,
                                                         ------------------------------------
                                                              1999                  1998
                                                         -------------          -------------
CASH FLOWS FROM OPERATING ACTIVITIES:

    Net (Loss)                                           $  (1,555,329)         $    (566,033)
    Adjustments to reconcile Net (Loss)
     to Net Cash Used by Operating Activities
       Depreciation and Amortization                            49,159                 26,596
       Decrease in Prepaid Expenses                             59,758                  6,278
       (Increase) in Deposits                                     (200)                     -
       (Increase) in Loans Receivable                                -                 (8,750)
       Increase in Accrued Expenses                            663,357                 24,904
                                                         -------------          -------------
          Net Cash Used by Operating Activities               (783,255)              (487,005)
                                                         -------------          -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital Expenditures                                      (146,372)              (140,256)
    Registration Fees                                         (279,810)                     -
                                                         -------------          -------------
         Net Cash Used by Investing Activities                (426,182)              (140,256)
                                                         -------------          -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Increase in Notes Payable                                1,725,000                190,000
    Stock Issuances                                                  -                373,333
                                                         -------------          -------------
         Net Cash Flows from Financing Activities            1,725,000                563,333
                                                         -------------          -------------
NET DECREASE  IN CASH                                          515,563                (63,928)

CASH AT BEGINNING OF YEAR                                      322,480                 82,802
                                                         -------------          -------------
CASH AT JUNE 30, 1999 AND 1998                           $     838,043          $      18,874
                                                         =============          =============
Supplemental Information:

    Amortization of Prepaid Consulting Fees acquired
    in exchange for shares of Common Stock               $      33,333          $      33,333
                                                         =============          =============

FINANCIALWEB.COM, INC.

NOTES TO FINANCIAL STATEMENTS
(Unaudited)
--------------------------------------------------------------------------------

ORGANIZATION BACKGROUND

FinancialWeb.com, Inc., f/k/a Axxess, Inc. , designs, develops, purchases and manages internet based business publications. The Company's corporate offices are in Altamonte Springs, Florida.

The Company was incorporated on May 16, 1983 in the State of Utah under the name of Vital Technologies, Inc., then re-domiciled itself in Nevada in 1988. The Company was inactive from 1991 through 1996. On March 3, 1997 the Company changed its name to Axxess, Inc., reverse split the issued and outstanding shares in a one for twenty-five transaction, changed directors and entered the business of multimedia publishing and communications. On January 4, 1999 the Company adopted its current name, in order to more accurately reflect its core business.

BASIS OF PRESENTATION

The Company's financial statements have been presented on the basis of a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred net losses of $1,666,592 and $372,266 for the years ended December 31, 1998 and 1997, respectively, and cumulative losses since inception of $3,630,068. At June 30, 1999 the Company has a working capital deficit of $2,507,416. The Company's continuation as a going concern is dependent upon its ability to obtain suitable, sufficient financing or equity investment. There is no assurance that the Company will be successful in this endeavor. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

EARNINGS PER SHARE

Earnings per share are computed on the basis of the weighted average number of common shares outstanding.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash - The Company considers all highly liquid debt instruments purchased with a maturity of ninety days or less to be the equivalent of cash for financial statement purposes.

Prepaid Expenses - Prepaid Expenses are stated at cost. Amortization is computed over the estimated period of benefit, normally less than one year. The Company recorded Prepaid Consulting Fees, pursuant to an agreement dated March 8, 1997 wherein consulting services for the thirty six months ended March 7, 2000 were exchanged for shares of common stock.

Property and Equipment - Property and Equipment are stated at cost. Depreciation is calculated on the various asset classes over their estimated useful lives as follows:

               Equipment, Furniture and Fixtures                 5 - 7
               Computer Equipment                                  5

Intellectual Property - Intellectual Property is stated at cost. Amortization is computed using the straight-line method over five years.

Stock Options, Warrants and Compensation - The Company accounts for stock options and warrants granted as compensation at the fair market value of the stock on the close of business on the day granted pursuant to the provisions of Financial Accounting Standards Board Statement 123.

Revenue and Cost Recognition - Revenues and the related Cost of Revenues are recognized upon publication of the customer's advertising on the Company's web sites or for design services pursuant to agreement.

Income Taxes - The Company accounts for income taxes pursuant to Statement of Financial Accounting Standards No. 109. Under such standard, deferred taxes are computed based on the tax liability or benefit in future years of the reversal of temporary differences in the recognition of income or deduction of expenses between financial and tax reporting purposes. The principal item resulting in the difference is depreciation. The net difference, if any, between the provision for taxes and taxes currently payable is reflected in the balance sheet as deferred income taxes. Deferred tax assets and/or liabilities are classified as current or noncurrent based on the classification of the related asset or liability for financial reporting purposes, or on the expected reversal date for deferred taxes that are not related to an asset or liability. A valuation allowance is provided for deferred tax assets that do not meet a "more likely than not" criterion.

Use of Estimates - Management of the Company uses estimates and assumptions in preparing financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities as well as revenues and expenses. Actual results could vary from the estimates management has utilized.

COMMITMENTS AND CONTINGENCIES

Employment Agreements - The Company has employment agreements with its officers providing for base salaries totaling $305,083, $214,500 and $170,834 in the years ending December 31, 1999, 2000 and 2001 respectively. Additionally, the Company had an agreement with a consultant totaling $10,000 per month that expired in March 1999.

Facilities Lease - FinancialWeb.com, Inc. leases its office space pursuant to an agreement dated September 30, 1998. The lease commenced October 1, 1998 for a period of one year with an additional one year option available to the Company. Monthly payments amount to $4,119 in the initial year and $4,325 in the option year. Rent expense for the six months ended June 30, 1999 amounted to $50,857.

Litigation - The Company is presently defending two separate claims brought by plaintiffs alleging defamation resulting from published reports on FinancialWeb's StockDetective.com web site, as detailed on page 19 of the Company's First Amended Form 10-SB filed on August 10, 1999. In management's opinion, based on the advice of legal counsel, the ultimate outcome of these lawsuits will not have a material adverse effect on the Company's financial statements.

Disputes - The Company is currently disputing the validity of a letter agreement with a consultant wherein the consultant was to receive the right to purchase ("warrants") 200,000 shares of the $.001 par value common stock off FinancialWeb.com, Inc. on payment of $.50 per share, as described on page 22 of the Company's First Amended Form 10-SB, filed on August 10, 1999. No warrant certificate has been issued regarding this agreement as of the date of these financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion contains forward-looking statements that are subject to significant risks and uncertainties. There are several important factors that could cause actual results to differ materially from historical statements. The Company has sought to identify the most significant risks to its business, but cannot predict whether or to what extent any of such risks may be realized nor can there be any assurance that the Company has identified all possible risks that might arise.

OVERVIEW

The Company, researches, develops and publishes audio/visual, electronic and print media. From March of 1997 to date, the Company's operating activities have related primarily to developing its Internet products, recruiting personnel and purchasing operating assets.

The Company has yet to achieve significant revenue and its ability to generate significant revenue is uncertain. Further, in view of the rapidly evolving nature of the Internet industry and a limited operating history, the Company has little experience forecasting its revenues. Therefore, the Company believes that period-to-period comparisons of its financial results are not necessarily meaningful and you should not rely upon them as an indication of future performance. To date, the Company has incurred substantial costs to create, introduce and enhance its services, to develop content, and to grow its business. As a result, it has incurred operating losses in each fiscal quarter since it was formed. The Company expects operating losses and negative cash flows to continue for the foreseeable future as it intends to significantly increase its operating expenses to expand its business. It may also incur additional costs and expenses related to content creation, technology, marketing or acquisitions of businesses and technologies to respond to changes in this rapidly changing industry. These costs could have an adverse effect on the Company's future financial condition or operating results.

RESULTS OF OPERATIONS

NET REVENUE

Net revenues are primarily derived from the sale of advertising on the Company's web sites. The Company earned net revenues for the three months ended June 30, 1998 and 1999 of $36,595 and $87,898 respectively. Net revenues of $41,930 and $155,233, respectively, were earned for the six month periods ended June 30, 1998 and June 30, 1999. The 240% increase in revenues for the three month period ending June 30, 1999 and the 370% increase in revenue for the six month period ended June 30, 1999 over the comparable periods in 1998 were due primarily to increases in the number of banner and sponsorship ads placed on our web sites. The increases were caused by an increase in the number of advertisers, as well as increased users on the Company's Web sites and resultant page views with advertisements contained on those pages.

The Company's advertising customers purchase advertising under short-term contracts. They can cease advertising on short notice without penalty. Advertising revenues would be adversely affected if the Company were unable to renew advertising contracts with existing customers or obtain new customers. The Company expects to continue to derive a majority of net revenues from selling advertisements. The market for Web advertising is intensely competitive, and advertising rates could be subject to pricing pressure in the future. If the Company were forced to reduce its advertising rates as a result of such competition or if it were to experience a drop in traffic for other reasons, future revenues could be adversely affected.

The Company believes that future revenues will result largely from the sale of advertising space on the Company's web sites, related sponsorship programs, as well as co-branding and private labeling services.

COST OF REVENUES

Cost of revenue primarily consists of costs related to data feeds over telephone lines, sums paid to content providers, web site infrastructure costs, and programming. For the three months ended June 30, 1998 and 1999, the Company incurred costs of revenues of $49,700 and $104,738, respectively. Cost of revenues for the six months ended June 30, 1998 and 1999 were $64,369 and $235,593 respectively. The 211% increase in costs of revenues for the three month period ended June 30, 1999 and the 366% increase in cost of revenue for the six month period ended June 30, 1999 over the comparable periods in 1998 were due principally to significant costs associated with the acquisition of additional data contracted and utilized on the Company's web site. The Company expects that future costs of revenues will increase due to the additional network communications lines required to accommodate increased traffic on our sites, increased equipment and programming costs, and increased costs for writers who contribute editorial content.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses consist of executive management accounting, legal, and expenditures for applicable overhead costs, including related rent, insurance, and depreciation. For the three months ended June 30, 1998 and June 30, 1999, the Company incurred selling, general and administrative expenses of $341,487 and $884,947 respectively. Selling, General and Administrative expenses for the six months ended June 30, 1998 and 1999 were $531,670 and $1,379,851, respectively. The $543,460 increase (259%) in selling, general and administrative expenses for the three month period ended June 30,1998 and the $848.181 increase (260%) in selling, general and administrative expenses for the six month period ended June 30, 1999 over the comparable periods in 1998 resulted primarily from the following items: a) increases in payroll and payroll taxes expensed to acquire the additional staff necessary to develop and maintain the Company's web sites; b) increases in outside consulting fees paid for assistance in developing additional sources of capitalization as well as assistance in developing the Company's web sites; c) increases in professional fees paid for services such as legal fees, accounting fees and web site design fees; d) increases in amortization and depreciation of the Company's substantial property and equipment acquisitions; e) increases in rent due to the Company's leasing of additional office facilities necessitated by the increase in personnel.

A major component of Selling, General and Administrative expenses is the amortization of the $200,000 of prepaid consulting fees originally recorded pursuant to a consulting services agreement dated March 8, 1997. The Company exchanged 400,000 common shares, at the then fair market value of $.50 a share, totaling $200,000 for consulting services. The prepaid consulting services are amortized over the 36-month term of the agreement. Amortization of these consulting fees amounted to $16,667 for the three-month period ended June 30,
1998 and $16,667 for the three month period ended June 30, 1999.   The
amortization for the six months ended June 30, 1998 and June 30, 1999 amounted to $33,333 each period.

The Company is dependent upon raising additional financing in order to continue or increase the level of sales and marketing activities from that undertaken by the Company to date. The level of sales and marketing activities that the Company pursues will be substantially impacted by the amount of additional financing, if any, that the Company is able to raise. Assuming that adequate funding is available, the Company currently intends, among other matters, to promote its web sites through strategic alliances, external advertising, web site direct promotion, and trade shows. The Company expects that the costs related to such activities will consist principally of advertising, personnel, and consulting expenses.

The Company expects general and administrative expenses to continue to increase in absolute dollars as the Company expands its staff and incurs additional costs related to the growth of its business.

FUTURE OUTLOOK

FWEB continues to focus on increasing market share by meeting users' demands for a wider range of frequently updated, high quality financial information on web sites which are easy to use and quick to download.

Meanwhile, the dissemination of financial information over the Internet has been characterized by frequent product introductions and increased competition.

Currently, the Company's objective is to continue to grow as a competitive force in the market by enhancing its unique, proprietary, high quality content, while at the same time improving its site design and delivery systems.

The Company expects to experience significant challenges in future periods which may cause fluctuations in operating results due to a variety of factors, including, but not limited to: (a) the Company's ability to create, license, and deliver compelling financial and other content; (b) the level of traffic on the Company's websites (c) the Company's ability to upgrade and develop its systems and infrastructure in a timely and effective manner: (d) technical difficulties, system downtime or telecommunications server interruption; (e) the Company's ability to attract customers at a steady rate and maintain customer satisfaction; (f) the amount and timing of operating costs and capital expenditures relating to expansion of the Company's business, operations, and infrastructure; (g) the implementation of marketing programs, key agreements and strategic alliances; (h) the seasonality of advertising sales; (i) the success of Company promotions and sales programs (j) the level of returns experienced by the Company; and (k) general economic conditions and economic conditions specific to the Internet, online commerce, and the financial industry.

FWEB's increasingly complex activities have led to the implementation of projects designed to address factors (a) through (k), above. Since May of 1999, the following projects have been undertaken:

1) The Company's Internet infrastructure and content development processes have become 100% redundant, i.e., there now exists automatic rollover to a redundant component in the event of any primary component failure. Security has also been enhanced through the installation of a state-of-the art firewall which prevents unauthorized access to the Company's systems by "hackers" and others. These improvements have resulted in a higher quality system, thus providing users with more reliable access to the Company's web sites.

2) The Company's web sites are in the advanced stage of redesign, which are due to come online by the fall of 1999. This will provide users with sites which are faster to download by approximately 50%, easier to navigate through the use of a search tool, and with more streamlined and logically ordered content.

3) The Company has signed an agreement with Sprint Corp. to co-locate its server equipment at the Sprint Advanced Network Service Center in Winter Park, Fl. beginning September 2, 1999. This arrangement provides the Company with the ability to quickly increase its bandwith capacity for the delivery of information directly from the Internet's backbone. It eliminates several system failure points, and reduces costs related to telephone line transmissions and in-house monitoring personnel. The additional cost of the co-location at Sprint is offset by the aforementioned cost reductions.

The Company expects that by the fall of 1999 it will have the ability to provide Internet products to end users which are significantly easier to understand and navigate, as well as faster to download. The Company will have a bandwith capacity of over 100 million page views per month, as opposed to the current monthly capacity of approximately 10 million page views. This will enable the Company to increase market share into the foreseeable future, as well as to offer co-branded and private label sites and other services to much larger entities within the Internet information industry.

Although the Company believes that the above described advances will assist in enabling it to compete as a provider of financial information over the Internet, negative cash flows and operating losses are expected to continue into the foreseeable future.

Part II.  Other Information

Item 1.   Legal Proceedings

See Notes to Financial Statements

Item 2.   Changes in Securities and use of Proceeds                  None

Item 3.   Defaults upon Senior Securities                            None

Item 4.   Submissions of matters to a vote of Security holders       None

Item 5.   Other information                                          None

Item 6.   Exhibits and Reports on Form 8-K                           None

                                   Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    FinancialWeb.com, Inc.


Date:  8-13-99                      By:  /s/ James P. Gagel
    ----------------------             -----------------------------
                                         Executive Vice President