Form 10QSB/A
period 1999-06-30
FINANCIALWEB COM INC
filed 1999-08-19
CIK 1083758

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                               _________________

                              AMENDED FORM 10-QSB


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

                              AMENDED FORM 10-QSB

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

Part 1.  Financial Information

ITEM 1.  FINANCIAL STATEMENTS

FINANCIALWEB.COM, INC.

STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED
JUNE 30, 1999 AND 1998
(UNAUDITED)

                        THREE MONTHS ENDED JUNE 30,   SIX MONTHS ENDED JUNE 30,
                             1999         1998            1999         1998
                          ----------   ----------      -----------   ----------

NET REVENUES             $    87,898   $   36,595      $   155,233   $   41,930

Cost of Revenues             104,738       49,700          235,593       64,369
                         -----------   ----------      -----------   ----------
GROSS MARGIN                 (16,840)     (13,105)         (80,360)     (22,439)

Selling, General and
 Administrative Expenses     994,783      341,487        1,659,661      531,670

Interest Expense              69,245        5,426           95,118       11,924
                          ----------   ----------      -----------   ----------
    NET (LOSS)           $(1,080,868)  $ (360,018)     $(1,835,139)  $ (566,033)
                         ===========   ==========      ===========   ==========

                        Part 1.  Financial Information

Item 1.  Financial Statements

FINANCIALWEB.COM, INC.

Statements of Operations (Continued)
UNAUDITED

Loss available to common stockholders / Weighted-average shares

                                        Six Months Ended June 30, 1999                   Six Months Ended June 30, 1998
                                    --------------------------------------          ------------------------------------------
BASIC (LOSS) PER COMMON SHARE
(Loss) available to Common Stockholders          $(1,835,139)                                         $(566,033)
                                                 ===========                                          =========

                                                                  Weighted                                            Weighted
                                      Shares       Fraction        Average            Shares          Fraction         Average
       Dates Outstanding            Outstanding   of Period        Shares           Outstanding       of Period        Shares
                                    -----------------------      ---------          ---------------------------       --------
January 1 - February 5               4,973,000    36 / 181         989,105           2,680,000        36 / 181         533,039
February 6 - March 6                 4,973,000    29 / 181         796,779           2,880,000        29 / 181         461,436
March 7 - April 23                   4,948,385    48 / 181       1,312,279           2,880,000        48 / 181         763,757
April 24 - May 2                     4,948,385     9 / 181         246,052           3,098,000         9 / 181         154,044
May 3 - May 16                       4,957,839    14 / 181         383,479           3,098,000        14 / 181         239,624
May 17 - May 19                      5,457,839     3 / 181          90,461           3,098,000         3 / 181          51,348
May 20 - June 30                     5,457,839    42 / 181       1,266,460           3,498,000        42 / 181         811,691
                                                                 ---------                                           ---------
Weighted-average shares                                          5,084,615                                           3,014,939
                                                                 =========                                           =========

BASIC (LOSS) PER COMMON SHARE                     $  (0.36)                                           $  (0.19)
                                                  ========                                            ========

The equation for computing basic loss per common share is:

Loss available to common stockholders / Weighted-average shares

FINANCIALWEB.COM, INC.

BALANCE SHEETS
JUNE 30, 1999 AND DECEMBER 31, 1998
UNAUDITED
                                                               June 30, 1999       December 31, 1998
                                                               -------------       -----------------
                           ASSETS
CURRENT ASSETS:
     Cash                                                      $    838,043           $   322,480
     Prepaid Expenses                                                53,757               113,515
     Deposits                                                         5,780                 5,580
                                                               ------------           -----------
       Total Current Assets                                         897,580               441,575
                                                               ------------           -----------
PROPERTY AND EQUIPMENT                                              205,256               188,745
                                                               ------------           -----------
OTHER ASSETS:
     Intellectual Property                                          267,650               186,947
                                                               ------------           -----------
          TOTAL ASSETS                                         $  1,370,486           $   817,267
                                                               ============           ===========

             LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accrued Expenses                                          $    429,560           $   266,203
     Notes Payable                                                2,975,436               750,436
                                                               ------------           -----------
       Total Current Liabilities                                  3,404,996             1,016,639
                                                               ------------           -----------
          TOTAL LIABILITIES                                       3,404,996             1,016,639
                                                               ------------           -----------
STOCKHOLDERS' EQUITY:
     Common Stock, $.001 Par Value, 100,000,000 Shares
      Authorized, 5,457,839, and 4,973,000 Shares,
       Respectively, Issued and Outstanding                           5,458                 4,973
     Additional Paid-In Capital                                   1,869,910             2,070,395
     Stock Subscription Receivable                                        -              (200,000)
     Accumulated (Deficit)                                       (3,909,878)           (2,074,740)
                                                               ------------           -----------
          TOTAL STOCKHOLDERS' EQUITY                             (2,034,510)             (199,372)
                                                               ------------           -----------
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $  1,370,486           $   817,267
                                                               ============           ===========

FINANCIALWEB.COM, INC.

STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED
JUNE 30, 1999 AND 1998
UNAUDITED

                                                              SIX MONTHS ENDED JUNE 30,
                                                         ------------------------------------
                                                              1999                  1998
                                                         -------------          -------------
CASH FLOWS FROM OPERATING ACTIVITIES:

    Net (Loss)                                           $  (1,835,139)         $    (566,033)
    Adjustments to reconcile Net (Loss)
     to Net Cash Used by Operating Activities
       Depreciation and Amortization                            49,159                 26,596
       Stock issued for employee services                            -                 73,750
       Decrease in Prepaid Expenses                             59,758                 36,278
       (Increase) in Deposits                                     (200)                     -
       (Increase) in Loans Receivable                                -                 (8,750)
       Increase in Accrued Expenses                            663,357                 24,904
                                                         -------------          -------------
          Net Cash Used by Operating Activities             (1,063,065)              (413,255)
                                                         -------------          -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital Expenditures                                      (146,372)              (140,256)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Increase in Notes Payable                                1,725,000                190,000
    Stock Issuances                                                  -                299,583
                                                         -------------          -------------
         Net Cash Flows from Financing Activities            1,725,000                489,583
                                                         -------------          -------------
NET INCREASE (DECREASE) IN CASH                                515,563                (63,928)

CASH AT BEGINNING OF YEAR                                      322,480                 82,802
                                                         -------------          -------------
CASH AT JUNE 30, 1999 AND 1998                           $     838,043          $      18,874
                                                         =============          =============
Supplemental Information:

    Amortization of Prepaid Consulting Fees acquired
    in exchange for shares of Common Stock               $      33,333          $      33,333
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

BASIS OF PRESENTATION

The Company's financial statements have been presented on the basis of a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred net losses of $1,666,592 and $372,266 for the years ended December 31, 1998 and 1997, respectively, and cumulative losses since inception of $3,909,878. At June 30, 1999 the Company has a working capital deficit of $2,507,416. The Company's continuation as a going concern is dependent upon its ability to obtain suitable, sufficient financing or equity investment. There is no assurance that the Company will be successful in this endeavor. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In the opinion of management, the accompanying balance sheets and related interim statements of income and cash flows include all adjustments necessary for their fair presentation in conformity with generally accepted accounting principles. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. Actual results may differ from these estimates. Interim results are not necessarily indicative of results for a full year.

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

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses consist of executive management accounting, legal, and expenditures for applicable overhead costs, including related rent, insurance, and depreciation. For the three months ended June 30, 1998 and June 30, 1999, the Company incurred selling, general and administrative expenses of $341,487 and $994,783 respectively. Selling, General and Administrative expenses for the six months ended June 30, 1998 and 1999 were $531,670 and $1,659,661, respectively. The $653,296 increase (291%) in selling, general and administrative expenses for the three month period ended June 30,1998 and the $1,127,991 increase (312%) in selling, general and administrative expenses for the six month period ended June 30, 1999 over the comparable periods in 1998 resulted primarily from the following items: a) increases in payroll and payroll taxes expensed to acquire the additional staff necessary to develop and maintain the Company's web sites; b) increases in outside consulting fees paid for assistance in developing additional sources of capitalization as well as assistance in developing the Company's web sites; c) increases in professional fees paid for services such as legal fees, accounting fees and web site design fees; d) increases in amortization and depreciation of the Company's substantial property and equipment acquisitions; e) increases in rent due to the Company's leasing of additional office facilities necessitated by the increase in personnel.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company received $489,583 and $1,752,000 from its financing activities during the six months ended June 30, 1998 and 1999. Net cash used by operating activities for those periods was $413,255 and $1,063,065, respectively. The Company anticipates modest increase in revenues as it continues marketing its banner advertising. However, on going development and maintenance of its 18 web sites is expected to result in operating losses for the foreseeable future. The Company's notes payable total $2,975,436. These notes will become due and payable between December 13, 1999, and April, 2000 according to the terms of each note, unless the note holders exercise their rights to convert any portion of their balances to common stock pursuant to the provisions of their convertible instruments.

The Company is working with its financial advisor, Allen & Co. Incorporated, as well as other financial consultants to identify additional sources of capital, and obtain funding. No specific sources have been identified regarding funding to date.

The Company has approximately $465,000 cash on hand, which is considered sufficient to continue current operations for at least 2 months. Cash on hand as of June 30, 1999 totaled $838,000. Cash receipts totaling $1,485,000 have been collected since March 31, 1999, including $135,000 of revenue and $1,350,000 pursuant to issuance of new convertible debt. Expenditures in the same period totaled $1,462,000 including $386,000 relating to nonrecurring items such as professional fees regarding this registration, equipment purchases, domain site acquisitions and finders fees and $1,076,000 for the current business operations.

The principal significant change in balance sheet accounts between the latest fiscal year end (December 31, 1998) and June 30, 1999 is the $2,225,000 increase in new convertible debt. The funds have been used to acquire new equipment and intellectual property as well as pay registration costs and fund normal business operations.

The Company had no material commitments for capital expenditures or prospective plans for other capital outlays as of June 30, 1999.

The Company's financial statements have been presented on the basis of a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred net losses of $1,666,592 and $372,266 for the years ended December 31, 1998 and 1997, respectively, and cumulative losses through June 30, 1999 amounting to $3,909,878. At June 30, 1999 the Company has a working capital deficit of $2,507,416. The Company's continuation as a going concern is dependent upon its ability to obtain suitable sufficient financing or equity investment. Although external sources have provided funding in previous periods, those events should not be relied upon as an indication that external funding will be obtained in the future.

Additionally, the Company will require funds to expand its sales and marketing, research and development activities and its strategic alliances and web site acquisitions. As indicated, management is in the process of pursuing additional equity financing, although there is no assurance that such efforts will be successful. Adequate funds for these and other purposes, whether through additional equity financing, debt financing or other sources, may not be available when needed or on terms acceptable to the Company. The inability to obtain sufficient funds from operations and external sources would have a material adverse effect on the Company's business, results of operation and financial condition.

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


                                    FinancialWeb.com, Inc.


Date:  8-18-99                      By:  /s/ James P. Gagel
    ----------------------             -----------------------------
                                         Executive Vice President