Form 10QSB
period 1999-09-30
FINANCIALWEB COM INC
filed 1999-11-08
CIK 1083758

================================================================================


                                 UNITED STATES
                        SECURITIES EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                -----------------

                                  FORM 10-QSB


         [ ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES AND EXCHANGE ACT OF 1934

               For the Quarterly Period Ended September 30, 1999


                       Commission File Number 000-25799

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




The number of shares outstanding of the registrant's common stock as of September 30, 1999 was 5,457,839

Transitional Small Business Disclosure Format: Yes [ ]  No [x]

                                  FORM 10-QSB

                   For the Quarter Ended September 30, 1999

                                     INDEX

Part I.  Financial Information

   Item 1.  Financial Statements                                          Page
                                                                          ----
     a)  Statement of Operations
         For the Three and Nine Months Ended September 30, 1999 and
         1998 ..........................................................   3 - 4

     b)  Balance Sheets
         As of September 30, 1999 and December 31, 1998 ................   5

     c)  Cash Flows Statements
         For the Nine Months Ended September 30, 1999 and 1998 .........   6

     d)  Notes to Financial Statements..................................   7 - 9

   Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations.........................   10 - 13

Part II. Other Information .............................................   14

Item 1.  Legal Proceedings

See Notes to Financial Statements

Item 2.  Changes in Securities and use of Proceeds

Item 3.  Defaults upon Senior Securities

Item 4.  Submissions of matters to a vote of Security holders

Item 5.  Other information

Item 6.  Exhibits and Reports on Form 8-K


Signature...............................................................   15

Part 1.  Financial Information

Item 1.  Financial Statements



FINANCIALWEB.COM, INC.

STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED
SEPTEMBER 30, 1999 AND 1998
(UNAUDITED)

                                         Three Months Ended September 30,             Nine Months Ended September 30,
                                          1999                  1998                     1999                 1998
                                          ----                  ----                     ----                 ----
NET REVENUES                             $  131,770           $   53,063              $   287,003        $    94,993



    Cost of Revenues                         76,411               68,065                  312,004            132,434
                                         ----------           ----------              -----------        -----------



GROSS MARGIN                                 55,359              (15,002)                 (25,001)           (37,441)




     Selling, General and
       Administrative Expenses              692,986              609,845                2,352,647          1,141,515




     Interest Expense                        69,244               18,638                  164,362             30,562
                                         ----------           ----------              -----------        -----------

NET LOSS                                 $ (706,871)          $ (643,485)             $(2,542,010)       $(1,209,518)
                                         ==========           ==========              ===========        ===========

FINANCIALWEB.COM, INC.

STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED
SEPTEMBER 30, 1999 AND 1998
(CONTINUED)

                                                          Three Months Ended                             Three Months Ended
                                                          September 30, 1999                             September 30, 1998
                                                          ------------------                             ------------------
BASIC (LOSS) PER COMMON SHARE

(Loss) available to Common Stockholders                   $    (706,871)                                 $   (643,485)
                                                          =============                                  ============

                                                                              Weighted                                     Weighted
                                            Shares          Fraction           Average         Shares       Fraction        Average
           Dates Outstanding              Outstanding       of Period          Shares        Outstanding    of Period       Shares
                                          -----------------------------     ------------     ------------------------      ---------

July 1 - September 8                        5,457,839        70 / 92           4,152,704       3,498,000     70 / 92       2,661,522
September 9 - September 30                  5,457,839        22 / 92           1,305,135       3,898,000     22 / 92          93,213
                                                                            ------------                                   ---------

Weighted-average shares                                                        5,457,839                                   2,754,735
                                                                            ============                                   =========

BASIC (LOSS) PER COMMON SHARE                             $       (0.13)                                 $      (0.23)
                                                          =============                                  ============

The equation for computing basic loss per common share is:

Loss available to common stockholders / Weighted-average shares

                                                          Nine Months Ended                              Nine Months Ended
                                                          September 30, 1999                             September 30, 1998
                                                          ------------------                             ------------------
BASIC (LOSS) PER COMMON SHARE

(Loss) available to Common Stockholders                   $  (2,542,010)                                  $ (1,209,518)
                                                          =============                                   ============

                                                                               Weighted                                     Weighted
                                            Shares          Fraction            Average         Shares       Fraction        Average
           Dates Outstanding              Outstanding       of Period           Shares        Outstanding    of Period       Shares
                                          -----------------------------      ------------     ------------------------     ---------

January 1 - February 5                      4,973,000       36 / 273             655,780       2,680,000    36 / 273         353,407
February 6 - March 6                        4,973,000       29 / 273             528,267       2,880,000    29 / 273         305,934
March 7 - April 23                          4,948,385       48 / 273             870,046       2,880,000    48 / 273         506,374
April 24 - May 2                            4,948,385        9 / 273             163,134       3,098,000     9 / 273         102,132
May 3 - May 16                              4,957,839       14 / 273             254,248       3,098,000    14 / 273         158,872
May 17 - May 19                             5,457,839        3 / 273              59,976       3,098,000     3 / 273          34,044
May 20 - September 8                        5,457,839      112 / 273           2,239,113       3,498,000   112 / 273       1,435,077
September 9 - September 30                  5,457,839       22 / 273             439,826       3,898,000    22 / 273         314,125
                                                                            ------------                                   ---------

Weighted-average shares                                                        5,210,390                                   3,209,965
                                                                            ============                                   =========

BASIC (LOSS) PER COMMON SHARE                             $       (0.49)                                  $      (0.38)
                                                          =============                                   ============

The equation for computing basic loss per common share is:

Loss available to common stockholders / Weighted-average shares

FINANCIALWEB.COM, INC.

BALANCE SHEETS
SEPTEMBER 30, 1999 AND DECEMBER 31, 1998
(UNAUDITED)

                                                                                  September 30,        December 31,
                                                                                       1999                1998
                                                                                  -------------        ------------
                                             ASSETS

CURRENT ASSETS:
  Cash                                                                            $     209,109        $    322,480
  Prepaid Expenses                                                                       35,227             113,515
  Deposits                                                                                5,780               5,580
                                                                                  -------------         -----------

    Total Current Assets                                                                250,116             441,575
                                                                                  -------------         -----------

PROPERTY AND EQUIPMENT                                                                  205,753             188,745
                                                                                  -------------         -----------

OTHER ASSETS:
  Intellectual Property                                                                 267,650             186,947
                                                                                  -------------         -----------

      TOTAL ASSETS                                                                $     723,519         $   817,267
                                                                                  =============         ===========

                                    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accrued Expenses                                                                $     489,464         $   266,203
  Notes Payable                                                                       2,975,436             750,436
                                                                                  -------------         -----------

    Total Current Liabilities                                                         3,464,900           1,016,639
                                                                                  -------------         -----------

       TOTAL LIABILITIES                                                              3,464,900           1,016,639
                                                                                  =============         ===========

STOCKHOLDERS' EQUITY:
  Common Stock, $.001 Par Value, 100,000,000 Shares Authorized,
   5,457,839 and 4,973,000 Shares, Respectively, Issued and Outstanding                   5,458               4,973
  Additional Paid-In Capital                                                          1,869,910           2,070,395
  Stock Subscription Receivable                                                            -               (200,000)
  Accumulated (Deficit)                                                              (4,616,749)         (2,074,740)
                                                                                  -------------         -----------

      TOTAL STOCKHOLDERS' EQUITY                                                     (2,741,381)           (199,372)
                                                                                  -------------         -----------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                  $     723,519         $   817,267
                                                                                  =============         ===========

FINANCIALWEB.COM, INC.

STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED
SEPTEMBER 30, 1999 AND 1998
(UNAUDITED)

                                                         Nine Months Ended September 30,
                                                         -------------------------------
                                                              1999              1998
                                                         -------------     -------------
CASH FLOWS FROM OPERATING ACTIVITIES:

    Net (Loss)                                           $  (2,542,010)    $  (1,209,518)
    Adjustments to reconcile Net (Loss)
     to Net Cash Used by Operating Activities
      Depreciation and Amortization                             73,841            42,565
      Stock Issued for Employee Services                           -              73,750
      Stock Warrants Issued for Consulting Fees                    -             326,075
      Decrease in Prepaid Expenses                              78,288            35,395
      (Increase) in Deposits                                      (200)           (5,100)
      (Increase) in Loans Receivable                               -              (8,750)
      Increase in Accrued Expenses
                                                               223,261           102,503
                                                         -------------     -------------

        Net Cash Used by Operating Activities               (2,166,820)         (643,080)
                                                         -------------     -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital Expenditures                                      (171,551)         (175,619)
                                                         -------------     -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Increase in Notes Payable                                2,225,000           315,000
    Stock Issuance's                                               -             700,100
                                                         -------------     -------------

        Net Cash Flows from Financing Activities             2,225,000         1,015,100
                                                         -------------     -------------

NET DECREASE IN CASH                                          (113,371)          196,401

CASH AT BEGINNING OF YEAR                                      322,480            82,802
                                                         -------------     -------------

CASH AT SEPTEMBER 30, 1999 AND 1998                      $     209,109     $     279,203
                                                         =============     =============

Supplemental Information:

    Amortization of Prepaid Consulting Fees acquired
      in exchange for shares of Common Stock             $      50,000     $      50,000
                                                         =============     =============

FINANCIALWEB.COM, INC.

NOTES TO FINANCIAL STATEMENTS
(Unaudited)
--------------------------------------------------------------------------------

Organization Background

FinancialWeb.com, Inc., f/k/a Axxess, Inc., designs, develops, purchases and manages internet based business publications. The Company's corporate offices are in Altamonte Springs, Florida.

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

Basis of Presentation

The Company's financial statements have been presented on the basis of a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred net losses of $1,666,592 and $372,266 for the years ended December 31, 1998 and 1997, respectively, and cumulative losses since inception of $4,616,749. At September 30, 1999 the Company has a working capital deficit of $3,214,784. The Company's continuation as a going concern is dependent upon its ability to obtain suitable, sufficient financing or equity investment. There is no assurance that the Company will be successful in this endeavor. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Earnings (Loss) per Share

Earnings (loss) per share are computed on the basis of the weighted average number of common shares outstanding.

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

Commitments and Contingencies

Employment Agreements - The Company has employment agreements with its officers providing for base salaries totaling $282,417, $364,166 and $367,667 in the years ending December 31, 1999, 2000 and 2001 respectively. Additionally, the Company had an agreement with a consultant totaling $10,000 per month that expired in March 1999.

Facilities Lease - FinancialWeb.com, Inc. leases its office space pursuant to a month to month agreement dated October 1, 1999. Monthly rent amounts to approximately $5,600. Rent expense for the nine months ended September 30, 1999 amounted to $72,226.

Litigation - The Company continues to defend two separate claims brought by plaintiffs alleging defamation resulting from published reports on FinancialWeb's StockDetective.com Web site, as detailed on page 19 of the Company's First Amended Form 10-SB filed on August 10, 1999. The status of those cases is as follows: 1) The corporate Plaintiff in the Great White case has filed a motion with the Court seeking to voluntarily dismiss its complaint against the Company, and the attorneys for the individual plaintiff, Colin Smith, have filed a motion to withdraw as his counsel, since, according to court documents, he "....has vanished." 2) The Company has entered the discovery phase of the Ziasun case, which is proceeding in the normal course.

On October 28, 1999, Agora Inc. filed a complaint in the U.S. District Court for the District of Maryland alleging defamation due to the inclusion of one of Plaintiff's publications on the list of promoters published by the Company's Stock Detective Web site.

On September 22, 1999, Softcell Marketing Inc. and Gary Gould filed a complaint in the U.S. District Court for the Southern District of New York, claiming that the Company breached a one year consulting agreement it had with Mr. Gould, wherein he was to provide Internet marketing consulting services in return for the sum of $5,000 per month plus an option to purchase 10,000 shares of common stock, the price and conditions for which were to be determined by the Company.

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

OVERVIEW

The Company designs, develops, purchases and manages internet based business publications. From March 1997 to date, the Company's operating activities have related primarily to developing its Internet products, recruiting personnel and purchasing operating assets.

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

RESULTS OF OPERATIONS

NET REVENUE

Net revenues are primarily derived from the sale of advertising on the Company's Web sites. The Company earned net revenues for the three months ended September 30, 1998 and 1999 of $53,063 and $131,770 respectively. Net revenues of $94,993 and $287,003, respectively, were earned for the nine month periods ended September 30, 1998 and September 30, 1999. The 148% increase in revenues for the three month period ending September 30, 1999 and the 202% increase in revenue for the nine month period ended September 30, 1999 over the comparable periods in 1998 were due primarily to increases in the number of banner and sponsorship ads placed on our Web sites. The increases were caused by an increase in the number of advertisers, as well as increased users on the Company's Web sites and resultant page views with advertisements contained on those pages.

The Company's advertising customers purchase advertising under short-term contracts. They can cease advertising on short notice without penalty. Advertising revenues would be adversely affected if the Company were unable to renew advertising contracts with existing customers or obtain new customers. The Company expects to continue to derive a majority of net revenues from selling advertisements. The market for Web advertising is intensely competitive, and advertising rates could be subject to pricing pressure in the future. If the Company was forced to reduce its advertising rates as a result of such competition or if it were to experience a drop in traffic for other reasons, future revenues could be adversely affected.

The Company believes that future revenues will result largely from the sale of advertising space on the Company's Web sites, related sponsorship programs, as well as co-branding and private labeling services.

COST OF REVENUES

Cost of revenue primarily consists of costs related to data feeds over telephone lines, sums paid to content providers, Web site infrastructure costs, and programming. For the three months ended September 30, 1998 and 1999, the Company incurred costs of revenues of $68,065 and $76,411, respectively. Cost of revenues for the nine months ended September 30, 1998 and 1999 were $132,434 and $312,004 respectively. The 12% increase in costs of revenues for the three month period ended September 30, 1999 and the 136% increase in cost of revenue for the nine month period ended September 30, 1999 over the comparable periods in 1998 were due principally to significant costs associated with the acquisition of additional data contracted and utilized on the Company's Web site. The Company expects that future costs of revenues will increase due to the additional network communications lines required to accommodate increased traffic on our sites, increased equipment and programming costs, and increased costs for writers who contribute editorial content.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses includes various overhead costs such as payroll, professional fees, insurance, rent and depreciation. For the three months ended September 30, 1998 and September 30, 1999, the Company incurred selling, general and administrative expenses of $609,845 and $692,986 respectively. Selling, general and administrative expenses for the nine months ended September 30, 1998 and 1999 were $1,141,515 and $2,352,647, respectively. The $83,141 increase (14%) in selling, general and administrative expenses for the three month period ended September 30, 1999 and the $1,211,132 increase (106%) in selling, general and administrative expenses for the nine month period ended September 30, 1999 over the comparable periods in 1998 resulted primarily from the following items: a) increases in payroll and payroll taxes expensed to acquire the additional staff necessary to develop and maintain the Company's Web sites; b) increases in outside consulting fees paid for assistance in developing additional sources of capitalization as well as assistance in developing the Company's Web sites; c) increases in professional fees paid for services such as legal fees, accounting fees and Web site design fees; d) increases in amortization and depreciation of the Company's substantial property and equipment acquisitions; e) increases in rent due to the Company's leasing of additional office facilities necessitated by the increase in personnel.

A major component of selling, general and administrative expenses is the amortization of the $200,000 of prepaid consulting fees originally recorded pursuant to a consulting services agreement dated March 8, 1997. The Company exchanged 400,000 common shares, at the then fair market value of $.50 a share, totaling $200,000 for consulting services. The prepaid consulting services are amortized over the 36-month term of the agreement. Amortization of these consulting fees amounted to $16,667 for the three-month period ended September 30, 1998 and $16,667 for the three month period ended September 30, 1999. The amortization for the nine months ended September 30, 1998 and September 30, 1999 amounted to $50,000 each period.

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

The Company expects to experience significant challenges in future periods which may cause fluctuations in operating results due to a variety of factors, including, but not limited to: (a) the Company's ability to create, license, and deliver compelling financial and other content; (b) the level of traffic on the Company's Web sites (c) the Company's ability to upgrade and develop its systems and infrastructure in a timely and effective manner: (d) technical difficulties, system downtime or telecommunications server interruption; (e) the Company's ability to attract customers at a steady rate and maintain customer satisfaction; (f) the amount and timing of operating costs and capital expenditures relating to expansion of the Company's business, operations, and infrastructure; (g) the implementation of marketing programs, key agreements and strategic alliances; (h) the seasonality of advertising sales; (i) the success of Company promotions and sales programs (j) the level of returns experienced by the Company; and (k) general economic conditions and economic conditions specific to the Internet, online commerce, and the financial industry.

To address such factors, since May 1999, the following projects have been completed:

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

2) The Company's Web sites have been redesigned. The new design provides users with sites which are faster to load, easier to navigate through the use of a search tool, and contain more streamlined and logically ordered content.

3) The Company has co-located its server equipment at the Sprint Advanced Network Service Center in Winter Park, Florida. This arrangement provides the Company with the ability to quickly increase its bandwidth capacity for the delivery of information directly from the Internet's backbone. It eliminates several system failure points, and reduces costs related to telephone line transmissions and in-house monitoring personnel. The additional cost of the co-location at Sprint is offset by the aforementioned cost reductions.

The Company now has the ability to provide Internet products to end users which are significantly easier to understand and navigate, as well as faster to load. The Company has a bandwidth capacity of over 100 million page views per month, as opposed to its previous monthly capacity of approximately 10 million page views. The Company believes this will enable it to increase market share into the foreseeable future, as well as to offer co-branded and private label sites and other services to larger entities within the Internet information industry.

Although the Company believes that the above described advances will assist in enabling it to compete as a provider of financial information over the Internet, negative cash flows and operating losses are expected to continue into the foreseeable future.

LIQUIDITY AND CAPITAL RESOURCES

The Company received $1,015,100 and $2,225,000 from its financing activities during the nine months ended September 30, 1998 and 1999. Net cash used by operating activities for those periods was $643,080 and $2,166,820, respectively. The Company anticipates modest increases in revenues as it continues marketing its banner advertising. However, on-going development and maintenance of its 18 Web sites is expected to result in operating losses for the foreseeable future. The Company's notes payable total $2,975,436 as of September 30, 1999. These notes will become due and payable between December 13, 1999 and April, 2000 according to terms of each note, unless the note holders exercise their rights to convert any portion of their balances to common stock pursuant to the provisions of their convertible instruments.

On September 30, 1999, the Company had approximately $209,000 cash on hand, which is considered sufficient to continue current operations for only about 6 weeks. Cash receipts totaling $131,770 were collected in the three months ended September 30, 1999. Expenditures in the same period totaled $629,043.

The principal significant change in the balance sheet between the latest fiscal year end (December 31, 1998) and September 30, 1999 is the $2,225,000 increase in new convertible debt. The funds have been used to acquire new equipment and intellectual property as well as pay registration costs and fund normal business operations.

The Company had no material commitments for capital expenditures or prospective plans for other capital outlays as of September 30, 1999.

The Company's financial statements have been presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred net losses of $1,666,592 and $372,266 for the years ended December 31, 1998 and 1997, respectively, and cumulative losses through September 30, 1999 amounting to $4,616,749. At September 30, 1999 the Company had a working capital deficit of $3,214,784. At October 31, 1999 the cash on hand was approximately $28,000, which is considered sufficient to continue current operations for only about one week. The Company's continuation as a going concern is dependent upon its ability to obtain suitable sufficient financing or equity investment. Although external sources have provided funding in previous periods, those events should not be relied upon as an indication that external funding will be obtained in the future.

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

                                          FinancialWeb.com, Inc.


Date: November 5, 1999                    By:  /s/ James P. Gagel
     --------------------                     --------------------------
                                               Executive Vice President