Form 10KSB
period 1999-12-31
FINANCIALWEB COM INC
filed 2000-06-02
CIK 1083758

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                            ______________________

                                  Form 10-KSB
                          __________________________

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the fiscal year ended December 31, 1999.

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the transition period from ______________ to ______________.

                       Commission file number: 000-25799

                            FINANCIALWEB.COM, INC.
                            ----------------------
                (Name of Small Business Issuer in Its Charter)

               Nevada                           93-1202428
          (State of Jurisdiction of             (I.R.S. Employer
          Incorporation or Organization)        Identification No.)

                           201 Park Place, Suite 321
                       Altamonte Springs, Florida 32701
                       --------------------------------
          (Address of Principal Executive Offices including Zip Code)

                                (407) 834-4443
                                --------------
                          (Issuer's Telephone Number)

Securities registered under Section 12(g) of the Act:

                    Common Stock, par value $.001 per share
                               (Title of Class)

     Check whether the issuer (1) filed reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for past 90 days.   Yes __ No  X
                                                                  ---

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in a definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ___

State the issuer's revenues for its most recent fiscal year: $445,882.

     The aggregate market value of the common stock of the registrant held by non-affiliates as of April 25, 2000 was approximately $36,214,622 based on the average bid and asked prices for such common stock as reported on the Over-The-Counter Bulletin Board. The number of shares of common stock outstanding as of April 25, 2000 was 8,881,697.

     The Registrant meets the conditions set forth in General Instruction G(1)(a) and (b) of Form 10-KSB and is therefore filing this form with the reduced disclosure format.

                               Table of Contents

                                                                                                                       Page
                                                                                                                       ----
PART I
 Item 1.     Description of Business...............................................................................      1
 Item 2.     Description of Property...............................................................................     10
 Item 3.     Legal Proceedings.....................................................................................     10
 Item 4.     Submission of Matters to a Vote of Security Holders...................................................     11

PART II
 Item 5.     Market for Common Equity and Related Stockholder Matters..............................................     12
 Item 6.     Management's Discussion and Analysis or Plan of Operation.............................................     15
 Item 7.     Consolidated Financial Statements.....................................................................     31
 Item 8.     Changes In and Disagreements With Accountants on Accounting and Financial Disclosure..................     32

PART III
 Item 9.     Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a)
               of the Exchange Act.................................................................................     33
 Item 10.    Executive Compensation................................................................................     37
 Item 11.    Security Ownership of Certain Beneficial Owners and Management........................................     40
 Item 12.    Certain Relationships and Related Transactions........................................................     42
 Item 13.    Exhibits, List and Reports of Form 8-K................................................................     43

                                    PART I

Item 1.   Description of Business.

Company Overview

     FinancialWeb.com, Inc. (the "Company") is a business-to-business aggregator, developer and distributor of e-financial content in English and Spanish with other languages planned. The Company's objective is to become the brand of choice in the multi-lingual aggregation development, and distribution of Global Financial Information, news, tools and analysis to e-businesses in the financial markets world-wide. The Company plans to achieve this objective by building data relationships in key foreign financial markets, driving sales to site partners around the world, through a multilingual Web environment which delivers inter-related local and global content which connects world financial markets.

     The Company's common stock is traded on the Over the Counter Bulletin Board ("OTCBB") under the symbol "FWEB." It was originally incorporated in Utah as Vital Technologies, Inc., in 1983, then redomiciled in Nevada in 1988. The Company was inactive from 1991 through 1996. In 1996, the Company was returned to active status under the corporate laws of Nevada and changed its name to Peppermint Park Productions, Inc., an entertainment development stage company with no significant assets.

     In March 1997, the Company changed its name to Axxess, Inc. and focused its operations on the development of Internet media publishing and communications. On December 14, 1998, the Company adopted its current name in order to more accurately reflect its core business.

     Centrally hosted and served from the Company's Web servers, the FinancialWeb site provides a wide range of financial content and services to e-businesses that rely on third-party financial content and tools to attract, serve and retain Web site visitors. Under the FinancialWeb brand, the Company is rapidly expanding its international relationships and hopes to become a leading brand in the aggregation and e-distribution of international, multi-lingual financial content.

     Focusing on the American and Latin American markets, with Asia in development, the Company's content includes financial news, information, daily articles and international and local editorial and analysis. With various solutions, the Company also hosts and provides additional services and technologies to businesses including real-time quotes, portfolio analysis tools, charting tools, company research and stock screening tools. The Company is currently hosting and serving the FinancialWeb site content in English and Spanish, with other foreign languages planned.

     The Company has a strategic partnership with StarMedia Network, Inc. ("StarMedia") and is providing financial information, news and tools in Spanish to several of StarMedia media channels in an exclusive arrangement. StarMedia's reports that its Web sites received approximately 2.1 billion page views in the first quarter of 2000, the period when the Company began providing financial information and tools to several of StarMedia's Web sites.

     Through December 31, 1999, the Company relied primarily on revenues from banner advertising fees on the FinancialWeb site. Commencing January 1, 2000, the Company shifted its revenue generation model to revenue from (i) subscription fees for proprietary and redistributed content and tools; (ii) subscription fees from partners' Web sites; (iii) licensing, development, hosting, set-up and per page view fees; (iv) service fees for additional consulting revenue when integrating the Company's technology into a business' Web site; and (v) banner advertising fees.

The FinancialWeb Site

     In October 1999, the Company upgraded its Web site and released FinancialWeb version 3.0, which resulted in the enhancement of standard navigation and design elements. Management believes this has resulted in the Web site being easier to navigate, faster to load, and containing more logically-ordered content which can be separated into two complementary categories: editorial and market data.

     Market data includes, but is not limited to, the following:

     . Delayed stock, bond, options and mutual fund quotes for North American exchanges;
     .  Real-time stock quotes for all U.S. exchanges during market hours;
     .  Portfolio tracking tools for stocks and options;
     .  Fundamental and technical stock screening tools;
     . A variety of charting features including intra-day charts, one- and five-year charts, plus a custom charting feature which allows for overlaying charts of up to five securities at a time;
     .  Mutual fund reports and fund screening tools;
     .  Daily earnings announcements;
     .  Analyst recommendations and opinions;
     .  News on individual securities;
     .  General market news and wire stories;
     .  Major indices;
     .  Industry groupings;
     .  Stock market gainers and losers;
     .  Historical stock and options price and volume data;
     .  Economic announcements;
     .  Stock splits;
     .  SEC filings; and
     .  IPO Data.

     The role of editorial content is considered equally important in attracting and retaining site visitors. Proprietary editorial content is an important ingredient for publicity and a principal attraction for branding, private labeling, distribution and syndication. The Company provides such content through its in-house research, reporting and editorial staff, as well as independent contractors and contributors.

Subsidiaries

     Real TimeTranslators.com S.A.C. ("RTT.com") was incorporated in Lima, Peru on January 25, 2000 for the purpose of providing daily translations of the Company's editorial content from English to Spanish. Located in the Miraflores commercial district of Lima, RTT.com employs eight (8) full time financial translators and incurs total monthly operational costs of approximately $16,000. RTT.com combines proprietary software, high speed Internet connections and specially trained personnel to ensure timely and accurate translation of the Company's financial content.

     The Company has two other wholly owned subsidiaries, Stock Detective.com, Inc. and SlugFest.com, Inc., both of which were incorporated in the State of Nevada on February 3, 1999. These subsidiaries have remained inactive since their formation, with no employees or assets.

Industry Overview

     According to a report by Media Metrix, Internet usage around the world is projected to grow from 304 million users in 2000 to 500 million users by 2003. According to a study performed by Computer Economics, the majority of these new users will be non-English speaking with compound annual growth rates of 60% for English and 150% for non-English speakers through 2005.

     In addition to the significant growth of the Internet, personal financial management is reported to also be experiencing a significant increase with online assets under management increasing from $374 million in 1999 to an estimated $3.1 trillion by 2003 according to a Forrester Research report. A study by VR International stated that there were 8 million online brokerage accounts in the United States through March 1999 and forecasted that the number of accounts would grow to over 17 million by 2002. In addition to the increase in online brokerage business, online banking is achieving similar growth. IDC/Deutsche Bank Alex. Brown estimates that by 2003, over 32 million people will be performing some or all of their banking activities online. These users represent activity on 86% of all United States banks having an online presence. Finally, the Investment Company Institute estimates that in 1999, 48.2% of all households owned equity securities in the form of individual stocks or mutual funds.

     While this trend has been predominant in the U.S., the Company anticipates similar, if not accelerated, growth in the non-U.S. markets including Europe, Latin America and Asia. According to Jupiter Communications, the number of users in Latin America is projected to grow from 16 million users in 2000 to 66.6 million users by 2005. The Yankee Group estimates that over 374 million users will be online in Asia by 2006.

Online brokerage growth in these regions is increasing as well. According to the European Wall Street Journal, Germany is adding 1,500 online accounts per day while the United Kingdom is adding over 1,000 per day. Similar trends in Asia and Latin America are occurring. According to Jupiter, over $520 million in revenues were generated in online brokerage activities in Asia in 1999.

     Combining the rising adoption of the Internet, rapid growth of online financial services including banking, brokerage and insurance, and the trend toward non-English Internet usage, investors are increasingly looking to the Internet for their investment advice and information.

The Emerging Internet Financial Market

     As a result of the rapid growth of the Internet, financially oriented international businesses are increasingly recognizing the need to offer information, tools and services on the Internet in the native languages of their respective customers. Banks, brokerage houses, asset management companies, financial publishers, insurance companies and 401(k) management companies are aware that localized, relevant content, tools, news and information play an important role in the maintenance of current customers as well as the acquisition of new customers. The newly emerging online, pure-internet companies represent a significant threat to these more traditional "bricks and mortar" companies mentioned above. In response to this movement online, these traditional companies are rapidly moving to the Internet to serve their customers with timely and relevant financial content.

     The quality and speed of access to online content and tools is rapidly becoming a significant differentiator on the Internet. Due to the increasingly interactive nature of Internet usage, financial oriented companies must keep pace by providing their customers with an array of interactive features. Unlike many Web site offerings, the Company believes that information provided by traditional financial news providers is inadequate to satisfy the needs of the customer because it is not interactive and does not provide tools that allow customers to manipulate information to make investment decisions.

     To create an environment where the individual investor has multi-lingual, global information, tools and news, a company must contract with (i) outside data stream providers in multiple languages and (ii) Web site, layout and application developers to design, develop and deploy applications that allow the user to manipulate the constantly changing underlying information provided by the data providers. These outside data stream providers are important because they can provide insight into current market conditions and activities. Management believes that current information and content is critical to a Web site's "stickiness" and relevance. The Company believes that in order to succeed in this area, a Web site provider must evolve quickly with the global financial markets, change as customers' needs change, continuously build the data feeds, tools and information and provide a user-friendly environment.

Business of the Company

     The Company offers its clients and users a menu of financial applications and content in English and Spanish (with several other foreign languages planned) that not only is available to users on the Internet, but also can be framed and integrated into a client's Web site. In a turnkey manner, the Company hosts and serves the clients' Web sites, pages and applications on the Company's own Web servers. This architecture consists of a multi-language database that currently offers global content and information in English and Spanish. In addition to serving a client's capabilities, the Company provides 24x7 capabilities including partnerships with global caching and hosting organizations. Finally, the Company has a mirror Web site which the Company believes provides redundancy for its hosting capabilities.

     The Company's offerings have been specifically designed to support this hosting and framing model, allowing the Company to integrate its products into a businesses' Web site while the business maintains its overall image and Web site design. The Company also provides consulting personnel and project management teams to perform customized work, as needed.

     The Company sells various levels of bundled financial content each with an increasing range of news, tools and editorials. Each level expands the scope of financial content in the bundle and can be served to the clients' Web site in a range of technological configurations. This allows each client to have a broad range of customization of content delivery, branded or unbranded.

     The Company offers financial news, real-time and delayed quotes on U.S. equity markets along with financial market information on U.S., Canadian and international markets. In addition, the Company provides specialized financial content, including StockDetective (TM), SmallCap Investor (TM) and a host of articles produced daily that focus on specialized markets and information within these markets.

     The Company's editorial staff (consisting of four employees and several outside contributors) includes those in the field of finance and investments with experience in mutual funds, equities markets, options markets, small cap stocks and a variety of other financial instruments. The Company's journalists and contributors are well versed in each of the markets the Company enters. This provides the Company's clients and users with timely and relevant local as well as global content that the Company believes will keep its users and the client's users interested, entertained and informed.

     In addition to editorial, news, data and analysis, the Company has a set of both proprietary and licensed interactive financial applications and tools. These include charting capabilities, portfolio analysis, mutual fund research and analysis, company research and analysis, options research and analysis including quotes, email alerts and triggers for stock movement. Tools provide interactivity to end users and opt-in opportunities for the Company to capture user data for future integration. These tools are enhanced periodically and new versions of tools can be integrated into current client Web sites without interruption. Consistent with the Company's global expansion strategy, the Company is focusing on the expansion of these tool sets to track, chart and analyze inter market data and information.

     In addition, the Company provides 24x7 global hosting and caching for its content and tools. This provides turnkey solutions for regionalized businesses which place FinancialWeb's content and tools on their Web site.

Business Strategy

     The Company's principal objectives are to:

     .  Expand Sales and Marketing Coverage to Targeted Markets. The Company is
        -------------------------------------------------------
        building its management, sales and marketing teams to focus on targeted markets in the United States, Latin America, Europe, and Asia. These markets include banking, portals, 401(k) management companies, brokerages, insurance companies, asset management companies and other businesses that require a broad array of content, tools and information on global financial markets in local languages.

     .  Leverage Current and Future Portal Relationships. Develop and leverage
        ------------------------------------------------
        portal relationships in major world financial markets based on the model the Company developed in connection with its exclusive agreement with StarMedia to provide financial news, information, tools, content and services to certain of StarMedia's Web properties. StarMedia is the leading Internet network in Spanish and Portuguese across North and South America, Mexico, the Caribbean,

        Spain and Portugal, with approximately 2.1 billion page views reported for the first quarter of 2000 as reported by StarMedia. In addition to StarMedia Web properties, a variety of pan-regional portals are of interest to the Company. These pan-regional portals have pending and/or developing relationships with other technology providers, including wireless providers, content providers and financial services firms. The Company hopes to leverage these providers to broaden its own relationships.

     .  Find and Partner/Buy Best of Breed Content. Partner with "best of breed"
        ------------------------------------------
        content, news and information providers in native languages in Latin America, Europe, Asia and the United States. These partnerships can take a variety of forms, including ownership, strategic investment, content sharing and translation sharing services.

     .  Continue to Add Content Through Editorial.  Increase the Company's
        -----------------------------------------
        content creation and focus on areas not covered by current journalists, with an emphasis on areas of concern to investors within targeted markets around the globe. Expand editorial content and tools to analyze inter-relationships among major financial markets delivering unique and locally relevant global perspective.

     .  Add Community Capabilities. In addition to current tools, the Company is
        ---------------------------
        adding community capabilities in offerings such as StockDetective
        (TM) to increase Web site stickiness and relevance for the Company's clients. Community is key to increasing Web site stickiness and, ultimately, Web site value.

     .  Expand Translation Capabilities. Leverage the Company's translation
        --------------------------------
        capabilities in RTT.com to provide timely and accurate financial information in native languages by expanding in Latin America, Asia, Europe and the United States.

     .  Expand The Company's Global Capabilities. By virtue of current
        ----------------------------------------
        partnerships with leading caching and hosting organizations, the Company believes that it is well positioned to support international expansion. The Company will continue to expand its mirror Web site coverage and caching relationships to enhance performance. In addition to the technology, the Company plans to expand its operational capabilities in Latin America, Asia and Europe through partnerships and staffing additions.

     .  Supporting Emerging Technology Paradigm Shifts. Emerging technologies
        ----------------------------------------------
        are extremely important to the Internet, particularly outside the United States where the adoption of new technologies such as wireless and personal digital assistants are expected to eclipse the penetration of personal computers. The Company plans to support emerging standards such as WAP (Wireless Application Protocol) and SMS (Short Messages Service) to insure compatibility with a broad array of devices with differing technology platforms across the globe.

Target Markets

     The Company is focused on the penetration of market segments in the United States that are mirrored in foreign markets. These segments include:

     .  Traditional Financial Service Firms.  Non-Internet based banks,
        -----------------------------------
        brokerage houses and insurance companies are competing against online financial service providers. The Company's tools and technologies provide these traditional non-Internet based companies with the ability to rapidly provide a broad array of content tools and information to their customers. This allows them to keep both their current customers as well as attract potential new customers who prefer online services from a traditional "bricks and mortar" branded entity.

     .  Online Financial Service Firms.  Online firms such as Ameritrade,
        ------------------------------
        DLJDirect, Wingspan.com and others require content and tools to enhance their online presence in order to compete with the traditional financial services firms. These and other companies lack significant content and presence in non-English speaking markets. The Company believes its products and services can provide significant value to them by equipping them with relevant local content in Latin America, Asia and Europe as well as in the United States.

     .  Financial Media Firms. While these firms often have extensive content
        ---------------------
        geared to a particular region, they often lack content and editorial in secondary markets. In addition, they often do not provide tools that allow users to manipulate the information they provide. This limits their value to the investor who needs or prefers interactivity. The Company believes it can provide these companies with tools and localized, native language content for their constituent customers.

     .  Regionalized Portals. Pan-regional portals have unique needs, requiring
        ---------------------
        content on global markets such as U. S. financial markets as well as content that is focused and germane to locally served markets. Examples include StarMedia, sina.com, europeonline.com and others. These companies have significant traffic and users and are interested in acquiring local content in native languages. The Company anticipates that its strategy of providing localized and relevant content in native languages as well as tools that give their customers an interactive experience will provide an incentive for them to partner with the Company.

     .  Financial Infomediaries Including ECNs.  Current financial
        --------------------------------------
        infomediaries, including firms such as Knight/Trading, Instinet, Archipelago and others, are providing significant online presence and capabilities to both traditional brokers as well as other financial service institutions. These and other companies lack significant content and presence in non-English speaking markets. The Company believes its products and services can provide significant value to them by equipping them with relevant local content in Latin America, Asia and Europe as well as in the United States.

     .  Regional Financial Services Firms.  Firms that service particular
        ---------------------------------
        regions of the world. These firms represent an opportunity for the Company's tools and services in their native languages. Firms such as Mexican or Brazilian banks and brokerage, Hong Kong financial service firms and other Asian and European firms have a rapidly escalating need to establish a strong online presence and brand. The Company believes its products and services can provide a rapid, low cost approach to accomplishing those needs.

Competition

     The Company competes with a number of companies that offer editorial, news, financial tools, charting and financial information, Web applications, development and hosting services. Competition is rapidly increasing due to the rapid adoption of the Internet and related technologies and capabilities. In addition to these pure-internet based competitors, there are an increasing number of quoting, tools, news and information offerings that compete for the attention of users and advertisers that are sought by the Company's clients.
It is expected that both of these forms of competition will continue to increase. The Company competes for Web site clients with a number of other providers of real-time quotes, charting, tools and news applications, such as MarketWatch.com, Inc., Telescan Inc., Reuters Group PLC, Stockpoint, Thompson Financial Services and S&P Personal Wealth. The Company also competes with client Web site development companies and the in-house development staff of large corporations.

     The Company's ability to compete effectively depends on many factors, including the originality and timeliness of the FinancialWeb site content, the quality of the Company's tools and the Company's ability to properly define and execute its business strategy. The Company believes its business strategy will make it a competitive online company by focusing on business-to-business licensing of products combined with ongoing services and continued expansion of the range of the Company's services. The Company believes that by providing turnkey solutions to deliver the FinancialWeb online products on a client's Web site, the Company will create a significant "barrier to exit" for that client. Finally, the Company expects that its delivery of global content in native languages will provide a competitive advantage.

Patents, Trademarks, Licenses, Franchises, Concessions, Royalty, Agreements and Labor Contracts

     The Company is engaged in an ongoing program to protect its intellectual property on a worldwide basis through trademark applications which have been filed for the brand names "FinancialWeb," "FinancialWeb.com", "StockDetective", "StockDetective.com", "Quote Central", "StockWatcher", "OptionWatcher", "MarketSnaposhot" and "InteractiveMovers", in the United States as well as in Mexico, the principal countries of South and Central America, the fifteen countries comprising the European Union, and the principal counties of Asia. The domain name "FinancialWeb.com" as well as a series of other terms and names used in conjunction with the Company's business are registered and domain name registrations are in effect or being processed, where permitted, for FinancialWeb.com in countries which have national registration systems, such as FinancialWeb.com.mx in Mexico, FinancialWeb.com.br in Brazil, etc.

     The Company signs agreements with its contributing syndicated authors which provide for the distribution, redistribution, publication, republication, translation and use in other mediums of their written works, and such agreements, with respect to authors who provide written material on an exclusive basis, additionally provide that all right, title and interest in such works is to be transferred over and vested in the Company upon delivery to the Company.

     All employees are required to enter agreements whereby all works of authorship, programs, codes, methods, processes, inventions and the like are property of the Company.

     Perhaps the singular most important and costly part of developing Internet publications is the acquisition of content. The Company's long-term goal is to create increasing amounts of original, proprietary content for international and domestic distribution. Currently, the Company has several licensing agreements with owners of copyrighted published materials to add to the current content on the FinancialWeb site. These include: (1) a Distributor Agreement with Media General Financial Services ("MGFS") that grants the Company a non-exclusive license to install, market and distribute selected elements of MGFS's database of common stock information in the North American and Latin American markets in exchange for monthly fees; (2) a Distributor Agreement with North American Quotations, Inc. that grants the Company a non-exclusive license to receive and redistribute real-time and delayed quote data from U.S. and Canadian exchanges which currently appears on "Real Time Quotes" in exchange for monthly royalties and fees; (3) a Distributor Agreement with Hyperfeed Technologies that grants the Company a non-exclusive license to receive and redistribute real-time and delayed quote data from U.S. and Canadian exchanges in exchange for monthly fees which is scheduled for launch in the second quarter of 2000, and will replace North American Quotes; (4) a Distributor Agreement with Comtex Scientific Corporation that grants the Company a non-exclusive right to market and distribute Comtex news data which currently appears on the FinancialWeb home page in exchange for monthly fees; (5) a Distributor Agreement with CDA Weisenberger that grants the Company a non-exclusive, non-transferable, worldwide license to promote, distribute and market CDA Weisenberger in exchange for an annual fee; (6) an Agreement with Internet Securities International ("ISI") that grants the Company a non-exclusive license to distribute and redistribute selected elements of ISI's database of common stock and related information on Latin American markets; (7) Agreements permitting the publication, distribution and redistribution of original and syndicated editorial content from a variety of journalists and analysts in the United States and abroad; (8) a Linking Agreement with Parties Corporation ("Parties") that grants the Company a non-exclusive license and right to market and distribute Parties' SEC EDGAR data exchange for a licensing fee; and (9) a Linking Agreement with IPO.com that grants the Company a non-exclusive license and right to market and distribute IPO data in exchange for a licensing fee.

Government Approval and Regulation

     There are currently few laws or regulations specifically regulating the Internet. However, the government is grappling with the effect of the emergence of the Internet, and laws and regulations may be adopted in the future addressing issues such as user privacy, pricing, usage and distribution. For example, the Telecommunications Act sought to prohibit transmitting certain types of information and content over the Web; the Federal Communications Commission has been asked to regulate Internet services in a manner similar to long distance telephone carriers and to impose access fees on these companies; and the SEC has discussed the appropriateness of information distributed over the Internet regarding publicly traded companies and has discussed problems associated with chat rooms and message board services in particular. Regulation in these and other areas could result in increased costs of transmitting data over the Internet or the imposition of other restrictions adversely affecting the Company. Moreover, it may take years to determine the extent to which existing laws relating to issues such as property ownership, libel and personal privacy are applicable to the Internet.

Research and Development

     The Company's research and development team focuses on the creation, integration and redistribution of financial information, news, market commentary, tools and services in multiple languages. The Company's objective is to provide value by supplying and supporting the financial information needs and platforms of the Company's partners in the United States and Latin America and its prospective clients in Asia, Canada and Europe.

     The team develops proprietary investor-oriented editorial content such as The Stock Detective(TM), The SmallCapInvestor(TM) as well as a variety of tools and applications. The Company expects to expand these services and adapt them to meet the needs of investors worldwide. Additional and enhanced services are currently under development including investor education features, a glossary of financial terms and more in-depth tools, analysis, market news and commentary which the Company plans to offer in multiple languages.

     The primary objective of the Company's research and development team is to create innovative and increasingly personalized and interactive features and applications. A parallel objective is to create an international dimension to these features and applications, making them available to users worldwide, with the ability to capture information from major world markets in multiple languages. The Company believes that several of its products in the planning and development stages, which will enable the user to do research on several world markets, will generate revenues for the Company such as tools which permit the user to do international stock screening, international interactive charting, international sector analysis and analysis of international "interactive movers." The Company also plans to enhance and expand the efficiency of its translation capability through increased automation, more sophisticated translation management programs and the addition of bilingual and multilingual personnel.

     The Company's investment in research and development increased from $293,409 in 1998 to $1,122,491 in 1999, an increase of 283%. The Company expects costs to increase as the Company develops additional product offerings.

Employees

     As of December 31, 1999, the Company had twenty-two (22) full-time employees, of which, eighteen (18) were located in Florida, three (3) were located in New York (sales) and one in Connecticut (research specialist). As of April 25, 2000, the Company had forty (40) full-time employees, of which twenty-three (23) were located in Florida, three (3) were in New York (sales), two (2) were in Pennsylvania (executive officers), two (2) were in Boston, Massachusetts (business development officers), one in Illinois (vice president of partner operations) and nine (9) at the Company's subsidiary in Lima, Peru (translators).

Item 2.   Description of Property.

     The Company's executive and development office is located at 201 Park Place, Suite 321, Altamonte Springs, Florida 32701. The lease commenced on October 1, 1998 and had a one-year term. The Company leases approximately
4,000 square feet of office space at $5,189 per month and the lease is currently on a month-to-month basis. The total rent paid during 1999 was $52,883. The Company is currently searching for a new location for the executive and development office in the Orlando area to support the Company's growth of both personnel and technology.

     In addition, the Company has a sales and development office in Melville, New York. The Company leases approximately 1,000 square feet of office space at $2,500 per month that commenced on July 1, 1999 and continues on a month to month basis.

     On January 3, 2000, the Company opened a translation office in Lima, Peru for the purpose of translating the content of the FinancialWeb site from English to Spanish on a daily basis. The lease commenced on January 1, 2000 and has a term of 2 years. The Company leases approximately 2,200 square feet of office space at $1,200 per month.

     On April 30, 2000, the Company opened an executive office in Boston, Massachusetts. The lease commenced on April 30, 2000 and has a term of 5 years. The Company leases approximately 5,400 square feet of office space at $15,525 per month.

     The Company currently locates its servers in the executive and development office in Altamonte Springs and at Sprint Advanced Network Service Center in Winter Park, Florida. The Company leases rack space for its servers and related equipment in the Sprint Advanced Network Service Center for $9,500 per month. This lease commenced on October 1, 1999 and has a term of 25 months. The total rent paid during 1999 was $19,000.

     In addition, the Company currently leases rack space for its servers and related equipment in the Exodus Internet Data Center in Sterling, Virginia for $13,000 per month. This lease commenced on March 29, 2000 and has a term of 13 months.

     The Company does not own any real estate.


Item 3.   Legal Proceedings.

     On June 3, 1999, a complaint was filed by ZiaSun Technologies, Inc. ("ZiaSun") against the Company in the Circuit Court for Seminole County, Florida alleging defamation as the result of an article published on the Company's Web site on April 28, 1999. The article stated that ZiaSun engaged in improper conduct with respect to their investors. ZiaSun claims unspecified damages. The case is in the discovery phase.

     On August 15, 1999, Spencer Trask Securities filed a complaint against the Company in the Federal District Court for the Southern District of New York seeking the issuance of a warrant for 200,000 shares of common stock exercisable at $.50 per share as well as damages to recover consulting fees and lost profits allegedly owed to it pursuant to a consulting agreement with the Company dated August 20, 1998. The case is in the discovery phase. Although the amount of the ultimate settlement is uncertain, attorneys and management of the Company estimate the most likely settlement is approximately $591,000, excluding attorneys fees and other court costs. The Company has accrued this amount as of December 31, 1999.

     On September 22, 1999, Softcell Marketing Inc. and Gary Gould filed a complaint in the U.S. District Court for the Southern District of New York, claiming that the Company breached a one year consulting agreement it had with Mr. Gould, wherein he was to provide Internet marketing consulting services in return for the sum of $5,000 per month plus an option to purchase 10,000 shares of common stock, the price and conditions for which were to be determined by the Company. On April 27, 2000, a default judgement was erroneously entered, which the Company has moved to vacate in order to have the case determined on the merits.

     On October 28, 1999, Agora Inc. ("Agora") filed a complaint in the U.S. District Court for the District of Maryland alleging defamation due to the inclusion of one of Agora's publications on the list of promoters published by the Company's Stock Detective Web site and is seeking compensatory damages in the amount of $2 million as well as punitive damages. On March 28, 2000, the court dismissed Agora's complaint with prejudice for failure to state a cause of action. Agora has appealed the decision.

     The Company may from time to time be involved in various claims, lawsuits and disputes with third parties or breach of contract actions incidental to the operation of its business. The Company is not currently involved in any such litigation that it believes could have a materially adverse effect on its financial condition or results of operations.

Item 4.   Submission of Matters to a Vote of Security Holders.

       None.

                                    PART II

Item 5.   Market for Common Equity and Related Stockholder Matters.

Market Information

     The Company's common stock has been quoted on the OTCBB under the symbol "FWEB" since January 7, 1999 and previously was quoted on the OTCBB under the symbol "AXXS." The following table sets forth the range of high and low bid quotations for the periods indicated. Such quotations reflect prices between dealers, without retail mark-up, markdown or commission and may not represent actual transactions:

                                                                                          Bid Quotations
                                                                                          --------------
                                                                                           High      Low
                                                                                           ----      ---
Year Ended December 31, 1998
  First Quarter.....................................................................      $ 3.625   $0.312
  Second Quarter....................................................................      $ 0.875   $ 0.25
  Third Quarter.....................................................................      $ 3.500   $0.375
  Fourth Quarter....................................................................      $11.125   $ 2.25

Year Ended December 31, 1999
  First Quarter.....................................................................      $ 27.75   $10.25
  Second Quarter....................................................................      $ 20.25   $12.25
  Third Quarter.....................................................................      $12.125   $4.875
  Fourth Quarter....................................................................      $ 7.937   $ 5.00

     On April 25, 2000, the Company's common stock closed at $6.625 per share. On such date, there were approximately 214 registered holders of common stock.

Dividend Policy

     The Company has not declared or paid any cash dividends on its common stock and does not intend to declare or pay any cash dividend in the foreseeable future.

Recent Sales of Unregistered Securities.

     All sales of unregistered securities occurring through April 15, 1999 in private transactions have been previously reported on a Form 10-SB filed on April 15, 1999, as amended. The following sales of unregistered securities have occurred since April 15, 1999:

     On May 18, 1999, the Company issued 100,000 shares of common stock to Mr. Glenn Laken and 400,000 shares of common stock to Mr. John Katsock, Jr. pursuant to a cashless exercise of outstanding warrants held by them. The Company relied upon the private placement exemption under Section 4(2) of the Securities Act of 1933, as amended (the "Act") including Rule 506 of Regulation D for the above transactions. The original warrants were sold to "accredited investors" as that term is defined by Rule 501 of Regulation D, for investment purposes, without solicitation or advertisement by the Company. No underwriters were involved and no commission was paid.

     The warrants held by Mr. Katsock and Mr. Laken provide that upon the sale of securities by the Company below the exercise price of $4.00 per share, not only would the exercise price decrease to that sales price, but also that the Company would be obligated to issue a warrant for additional shares to Messrs. Laken and Katsock pursuant to a formula in their warrants. On January 18, 2000, the Company issued warrant for 173,633 shares of common stock exercisable at $3.00 per share to Mr. Katsock, and a warrant for 293,416 shares of common stock exercisable at $3.00 per share to Mr. Laken.

     On October 1, 1999, the Company issued a warrant for 100,000 shares of common stock exercisable at $3.00 per share to Thomas Baldwin as part of his compensation for having deposited the sum of $420,000 in an escrow account required of the Company in order to engage in negotiations with StarMedia. The warrant was issued to an "accredited investor" as that term is defined by Rule 501 of Regulation D, for investment purposes, without solicitation or advertisement by the Company. No underwriters were involved and no commission was paid. The securities were exempt from registration under Section 4(2) of the Act.

     On November 10, 1999, the Company subscribed 815,487 shares of Series A Convertible Preferred Stock to 11 holders of one-year convertible promissory notes as the consideration for canceling the principal and accrued interest on such notes in the principal amount of $2,300,000. Such notes were convertible into common stock of the Company at $4.00 or $4.50 per share. The principal and accrued interest on such notes were converted into Series A Preferred Stock of the Company ("Series A Stock") at $3.00 per share. The Series A Stock is convertible into common stock on a one for one basis. The Series A Stock was sold to "accredited investors" as that term is defined by Rule 501 of Regulation D, for investment purposes, without solicitation or advertisement by the Company. No underwriters were involved and no commission was paid. The securities were exempt from registration under Section 4(2) of the Act.

    On November 15, 1999, the Company issued two promissory notes in the principal amount of $75,000, each, payable to Prime Equity Fund, L.P. ("Prime Equity") and Mr. Glenn Laken at an annual interest rate of 9.75%. In addition to the notes, the Company issued to Prime Equity and Mr. Laken a warrant for 15,000 shares of common stock exercisable at $3.00 per share. Mr. Laken is the managing member of Prime Equity. The notes and warrants were sold to "accredited investors" as that term is defined by Rule 501 of Regulation D, for investment purposes, without solicitation or advertisement by the Company. No underwriters were involved and no commission was paid. The securities were exempt from registration under Section 4(2) of the Act.

      On November 30, 1999, the Company issued a promissory note in principal amount of $100,000 at an annual interest rate of 9.75%. In addition to the note, the Company issued a warrant for 30,000 shares of common stock exercisable at $3.00 per share to such note holder. The note and warrant was sold to an "accredited investor" as that term is defined by Rule 501 of Regulation D, for investment purposes, without solicitation or advertisement by the Company. No underwriters were involved and no commission was paid. The securities were exempt from registration under Section 4(2) of the Act.

     On December 15, 1999, the Company issued a warrant for 25,000 shares of common stock exercisable at $3.00 per share to First American Banking Corporation as consideration for its participation in the Company's private offering pursuant to its Private Offering Memorandum dated November 30, 1999 as well as its participation in the lock up of certain shares in conjunction with the offering and its assistance in the conversion of $300,000 of principal debt plus interest to equity, in the form of Series A Stock. Mr. Frank Musolino is the President of First American Banking Corporation. The warrant was sold to an "accredited investor" as that term is defined by Rule 501 of Regulation D, for investment purposes, without solicitation or advertisement by the Company. No underwriters were involved and no commission was paid. The securities were exempt from registration under Section 4(2) of the Act.

     On December 16, 1999, the Company issued a promissory note in principal amount of $75,000 at an annual interest rate of 9.75%. In addition to the note, the Company issued a warrant for 15,000 shares of the common stock exercisable at $3.00 per share to such note holder. The note and warrant was sold to an "accredited investor" as that term is defined by Rule 501 of Regulation D, for investment purposes, without solicitation or advertisement by the Company. No underwriters were involved and no commission was paid. The securities were exempt from registration under Section 4(2) of the Act.

     On December 20, 1999, the Company issued a promissory note in principal amount of $100,000 at an annual interest rate of 9.75%. In addition to the note, the Company issued a warrant for 20,000 shares of common stock exercisable at $3.00 per share to such note holder. The note and warrant was sold to an "accredited investor" as that term is defined by Rule 501 of Regulation D, for investment purposes, without solicitation or advertisement by the Company. No underwriters were involved and no commission was paid. The securities were exempt from registration under Section 4(2) of the Act.

     On December 23, 1999, the Company issued 1,123,000 shares of common stock to Mr. Frank Musolino upon his conversion of an outstanding $500,000 convertible promissory note. Pursuant to the terms of the note, the principal and accrued interest thereon were converted into common stock at $.50 per share. Such note was sold to an "accredited investor" as that term is defined by Rule 501 of Regulation D, for investment purposes, without solicitation or advertisement by the Company. No underwriters were involved and no commission was paid. The securities were exempt from registration under Section 4(2) of the Act.

     On December 30, 1999, the Company issued two promissory notes in total principal amount of $75,000 at an annual interest rate of 9.75%. In addition to the note, the Company issued two warrants for 15,000 shares of common stock, in the aggregate, exercisable at $3.00 per share to such note holders. The notes and warrants were sold to "accredited investors" as that term is defined by Rule 501 of Regulation D, for investment purposes, without solicitation or advertisement by the Company. No underwriters were involved and no commission was paid. The securities were exempt from registration under Section 4(2) of the Act.

     On January 18, 2000, the Company sold 563,569 shares of common stock at $3.00 per share to 36 individuals in a private placement for cash consideration of $1,690,711. The shares of common stock were sold to "accredited investors" as that term is defined by Rule 501 of Regulation D, for investment purposes, without solicitation or advertisement by the Company. Robb Peck McCooey Clearing Corporation ("Robb Peck") was the principal placement agent for this private placement. A total of $663,462 was paid to Robb Peck in commissions pursuant to such sale of which $219,792 was paid by the Company in cash and $443,670 was paid in the form of 147,890 shares of common stock sold at $3.00 per share. The securities were exempt from registration under Section 4(2) of the Act.

     The Company sold shares of common stock to individuals pursuant to private placements at $3.00 per share as follows: 1,654,032 shares on March 31, 2000 to 52 investors, 115,167 shares on April 10, 2000 to 9 investors, and 275,573 shares on April 20, 2000 to 20 investors, for total cash consideration of $6,134,318. The shares of common stock were sold to "accredited investors" as that term is defined by Rule 501 of Regulation D, for investment purposes, without solicitation or advertisement by the Company. Robb Peck was the principal placement agent for the private placement of March 31, 2000. A total of $1,048,388 was paid to Robb Peck in commissions pursuant to such sale, of which $642,973 was paid by the Company in cash and $405,415 was paid in the form of 135,138 shares of common stock sold at $3.00 per share. Pinnacle Asset Management ("Pinnacle") was the principle placement agent for the private placements of April 10 and April 20, 2000. A total of $119,322 was paid in cash to Pinnacle as commissions for those sales. An additional $35,167 was paid to Robb Peck as a consulting fee in connection with the Pinnacle sales. The securities were exempt from registration under Section 4(2) of the Act.

Item 6.   Management's Discussion and Analysis of Results of Operations.

     The following discussion should be read in conjunction with the Company's consolidated financial statements and related notes thereto set forth in Item 7 of this Annual Report. Except for the historical information contained herein, this and other sections of this Annual Report contain certain forward-looking statements that involve substantial risks and uncertainties. When used in this Annual Report, the words "anticipate," "believe," "estimate," "expect", and similar expressions, as they relate to the Company or its management, are intended to identify such forward-looking statements. The Company's actual results, performance, or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements.

Company Overview

     The Company is a business-to-business aggregator, developer and distributor of e-financial content in English and Spanish with other languages planned. It was originally incorporated in Utah as Vital Technologies, Inc., in 1983, then redomiciled in Nevada in 1988. The Company was inactive from 1991 through 1996. In 1996, the Company was returned to active status under the corporate laws of Nevada and changed its name to Peppermint Park Productions, Inc., an entertainment development stage company with no significant assets.

     In March 1997, the Company changed its name to Axxess, Inc. and focused its operations on the development of Internet media publishing and communications. On December 14, 1998, the Company adopted its current name in order to more accurately reflect its core business.

     During the first quarter of 2000, the Company hired a new management team and added two new directors including a new chairman of the board. The new management redirected the Company's primary focus toward being a business-to-business aggregator, developer and distributor of e-financial content in English and Spanish with other languages planned. The Company provides e-financial content and services to e-businesses that require third-party financial content and tools in order to attract, retain and serve Web site visitors. Under the FinancialWeb brand, the Company plans to expand its international relationships and enhance its position in the aggregation and e-distribution of international, multilingual financial content.

     Focusing on content from the American and Latin American markets, the Company's content includes financial information, news, daily articles, delayed and real-time quotes, portfolio analysis tools, charting tools, company research, stock screening tools and proprietary editorial and analysis. The Company is currently hosting and serving its content in English and Spanish with other languages in development.

     The Company is shifting its revenue production from primarily banner advertising fees to revenue derived from subscription fees for proprietary and redistributed content and tool fees from partner sites.

     The Company has yet to achieve significant revenues and its ability to generate significant revenues is uncertain. Further, in view of the rapidly evolving nature of the Internet industry and a limited operating history, the Company has little experience forecasting its revenues. Therefore, the Company believes that period-to-period comparisons of its financial results are not necessarily meaningful and should not be relied upon as an indication of future performance. To date, the Company has incurred substantial costs to create, introduce and enhance its services, to develop content, and to grow its business. Consequently, it has incurred operating losses in each fiscal quarter since it was formed. The Company expects operating losses and negative cash flows to continue for the foreseeable future as it intends on increasing its operating expenses to expand its business. It may also incur additional costs and expenses related to content creation, technology, marketing or acquisitions of businesses and technologies to respond to changes in this rapidly changing industry. These costs could have an adverse effect on the Company's future financial condition or operating results. See "Liquidity and Capital Resources."

Results Of Operations

     As further discussed in Note 3 to the accompanying consolidated financial statements, subsequent to the issuance of the December 31, 1998 and 1997 consolidated financial statements, the Company's management determined that the value of the common stock used to record assets acquired in 1998 and 1997, and to measure expense related to stock, options, and warrants granted to employees, directors and consultants should have been based on the value of the common stock as determined by its quoted market price. Additionally, the Company determined that certain expenses relating to employee benefits and trade payables had not been properly recorded. As a result, the accompanying 1998 and 1997 consolidated financial statements information presented herein has been restated from amounts previously reported to appropriately account for such transactions.

1999 Compared to 1998

Revenues

     Revenues were primarily derived from the sale of advertising on the Company's Web site. Revenues were $445,882 and $159,529 for the years ended December 31, 1999 and 1998, respectively. This increase of 180% was primarily due to the increase in the number of banner and sponsorship ads placed on the Company's Web site. Additionally, the increase was caused by an increase in the number of advertisers as well as the number of users on the Company's Web site and the resultant page views.

     Typically, the Company's advertising customers purchase advertising under short term contracts. Customers can cease advertising on short notice without penalty. Advertising revenues would be adversely affected if the Company were unable to renew advertising contracts with existing customers or obtain new customers. The Company believes that future revenues will be less dependent on the sale of advertising space on the Company's Web site as its emphasis shifts to generating recurring revenues from subscription fees for its proprietary and redistributed content and tools, as well as revenue sharing with partner Web sites and to co-branding and private labeling services.

Cost Of Revenues

     Cost of revenues primarily consist of the costs related to fees for data feeds over telephone lines, cost of content providers, Web site infrastructure costs and programming. Cost of revenues for the years ended December 31, 1999 and 1998 were $399,387 and $217,239, respectively. This 84% increase in cost of revenues was due primarily to significant costs associated with the acquisition of additional content contracted for and utilized on the Company's Web site. The Company expects that future costs of revenues will increase due to the additional network communication lines required to accommodate increased traffic on the Company's Web site, increased equipment and programming costs associated with the Company's redundant back-up site, as described in the "Liquidity and Capital Resources" section below.

     As a percentage of revenues, cost of revenues declined to 90% of revenues in 1999 from 136% in 1998. This decrease resulted primarily from the relatively fixed nature of some of the Company's data costs and other fees while the number of customers and related revenues increased.

Operating Expenses

     Research and Development. Research and development expense consists primarily of compensation and benefits for software programmers and developers. Research and development costs increased 283% to $1,122,491 during 1999 from $293,409 in 1998. The increase in these costs was due to increases in the level of personnel necessary to develop and enhance the Company's Web site and increases in outside consulting fees to assist in developing and designing the Company's Web site. On an absolute dollar basis, the Company expects costs to continue to increase as it expands the Company's infrastructure and develops additional product offerings.

     Selling, General and Administrative.

     Other. Selling, general and administrative expenses include various costs such as payroll, commissions, advertising, travel expenses, professional and consulting fees, insurance, rent and depreciation and amortization. Other selling, general and administrative expenses for the years ended December 31, 1999 and 1998 were $3,496,611 and $937,641, respectively. The $2,558,970 increase in other selling, general and administrative expenses for the year ended December 31, 1999 over the comparable period in 1998 resulted primarily from the following items: a) increases in professional fees paid for services such as legal and accounting fees associated with the Company's filing of its Form 10-SB with the Securities and Exchange Commission; b) increases in sales force personnel to generate increased revenues; c) increases in advertising; d) increases in rent due to the leasing of additional office facilities necessitated by increases in personnel; e) increases in outside consulting fees for assistance in developing and locating additional sources of funds to improve the capitalization of the Company; f) the addition of directors and officers liability insurance; g) the establishment of a provision for settlement of a legal dispute; h) the addition of general and administrative personnel to support the growth of the business; and i) non-cash stock-based compensation expenses of $530,000 related to warrants issued for business brokers not included in the categories described below.

     The Company expects other selling, general and administrative expenses to continue to increase in absolute dollars as the Company expands its staff and incurs additional costs related to the planned growth of its business.

     Stock-Based Non-cash Employee Compensation. In March and September 1999, under the terms of separate Director Service Agreements, the Company issued options to three new directors of the Company to purchase a total of 300,000 shares of common stock at an exercise price of $5.00 per share. At the time of issuance, the Company recorded deferred non-cash stock-based employee compensation expense of $1,931,200, based on the difference between the exercise price and the closing price of the common stock on the date of grant. Upon appointment to the Board of Directors, 25% of the shares of common stock vested immediately with the remaining shares vesting on a quarterly basis over a one-year period. During the year ended December 31, 1999, the Company amortized $1,890,600 as non-cash stock-based employee compensation expense, relating to these options. As of December 31, 1999, none of these options had been exercised.

     In May 1999, the Company granted options to purchase 142,277 shares of common stock to certain employees under the Company's 1999 Stock Incentive Plan. The options vest over three or four years of continuous service. At the date of grant, exercise prices ranged from $5.00 to $14.25. Of the 142,277 options granted, 37,500 were at exercise prices below the Company's closing stock price on the OTCBB on the date of grant. The Company recorded deferred stock based employee compensation expense of $346,874 based on the difference between the exercise price and the closing price of the common stock on the date of the grant. During the year ended December 31, 1999, the Company amortized $143,086 as non-cash deferred stock-based employee compensation expense, relating to these options. Compensation expense was not recorded on the remaining grants since the exercise price equaled the Company's stock closing price on the date of grant.

     In December 1999, the Company granted, under the terms of an employment agreement, options to purchase 60,000 shares of common stock to an employee who is an officer and director of the Company at exercise prices ranging from the par value of the Company's common stock of $.001 to $5.75. The Company recognized stock-based employee compensation expense of $57,490 for the difference between the exercise price and the closing price of common stock on the date of the grant.

     In April of 1999, an employee who is an officer and director of the Company exercised an option to purchase 10,000 shares of common stock on a cashless basis. The employee netted 9,454 shares of common stock. The Company recognized compensation expense of $155,991 as a result of the exercise.

     In June of 1999, the Company granted an option for 20,000 shares of common stock at an exercise price of $5.00 per share to an employee who is an officer and director of the Company. The Company recorded deferred compensation expense of $200,000 which represented the excess of the exercise price of the options over the closing price of the common stock on the OTCBB on the date of the grant. As of December 31, 1999, $183,333 has been amortized to stock based non-cash employee compensation expense.

     Stock-Based Non-cash Consulting Fees.

     The Company issued a warrant for 800,000 shares of common stock exerciseable at $0.25 per share on July 1, 1998 to a partnership in exchange for financial consulting services. In connection with this issuance, the Company expensed to stock-based consulting fees $402,654, based on the fair value of the warrants and on the date of grant. On December 28, 1998, the partnership exercised the warrant and purchased 800,000 shares of common stock. The Company recorded a stock subscription receivable for the exercise price. On March 7, 1999, the Company and the partnership modified the warrant to allow for the cashless exercise of the warrant. To effect the cashless exercise, the original stock certificate for 800,000 shares of common stock was canceled and a new certificate for 775,385 shares of common stock was issued.

     On January 6, and March 10, 1999, the Company entered into separate agreements with two individuals to provide consulting services to the Company on similar terms and conditions over a five-year period. The consulting agreements do not provide for any specific level or value of services to be performed. As consideration for their services, the Company issued to each of these individuals a warrant for 1,000,000 shares of common stock, exercisable over five years at a price of $4.00 per share. The warrants were nonforfeitable and were vested upon issuance. In connection with the issuance of the warrants, the Company recorded $27,599,287 in non-cash stock-based consulting fees expense, based on the fair value of the warrants on the dates of issuance.

     Also in March 1999, the Company retained the services of a financial advisor for a one-year term to perform a variety of services, including matters relating to entering into one or more strategic partnerships, joint ventures or similar arrangements, possible mergers or stock sales or other dispositions, sales or other dispositions of business assets and other similar or related matters. The service agreement did not provide for any specific level or value of services to be performed. In connection with this agreement, the Company issued a warrant for 979,321 shares of common stock exercisable at $4.00 per share. The warrant was nonforfeitable, vested upon issuance, and was exercisable for a ten-year term. The Company recorded non-cash stock-based consulting fees expense of $16,296,659, which represents the fair value of the warrant on the date of issuance. In November 1999, the Company and the financial advisor entered into a termination agreement subject to certain conditions with respect to a private placement of its common stock that was closed in the first quarter of 2000.

     In March 1999, two major stockholders of the Company, including the chief executive officer, agreed to issue a warrant to purchase 50,000 shares of common stock held by them, to a financial advisor of the Company. The warrants are nonforfeitable, vested upon issuance, and are exercisable at a price of $4.00 per share over a term of five years. In connection with the issuance of these warrants, the Company, as beneficiary of the grants, recognized stock-based consulting fees of $1,288,711 based on the fair value of the warrants at the date of issuance. On December 15, 1999, these warrants were repriced at $3.00 per share. Additionally, the Company issued a warrant to purchase 25,000 shares of common stock on December 15, 1999, to the financial advisor as an inducement to participate in a private placement by the Company. This warrant was issued at an exercise price of $3.00 per share, is nonforfeitable, vested upon issuance, and can be exercised over five years. In connection with the issuance of the warrant for the additional shares and the repricing of the March, 1999 warrants, the Company recognized $154,360 in additional stock-based consulting fees on December 15, 1999 based on the closing price of the common stock on the OTCBB on that date.

     Interest Expense. Interest expense consists primarily of non-cash items. Interest expense increased to $4,075,304 in 1999 from $652,575 in 1998. Components of the details are described below:

     In December 1998, the Company entered into a one-year convertible note agreement with an individual, pursuant to which the individual purchased a secured promissory note for $500,000. The note was collateralized by all of the intangible assets of the Company and bore interest at an annual rate of 12%. The agreement contained a nondetachable beneficial conversion feature that allowed the individual to convert the principal of the note and accrued interest thereon into the common stock at a conversion rate of $0.50 per share at any time. The fair value of the beneficial conversion feature, based on the difference between the closing market price of common stock and the conversion price, amounted to $6,000,000 and exceeded the value of the note. Since the note was convertible at any time, the Company recorded debt discount of $500,000 as interest expense at the date of the note. The conversion right was exercised in December 1999 and the individual received 1,000,000 shares of common stock and the note was cancelled. The individual received an additional 123,000 shares of common stock as payment for interest on the note. The Company recorded interest expense of $707,250 in connection with the issuance of the additional shares.

     In November and December 1999, the Company issued to seven (7) individuals detachable warrants for a total of 110,000 shares of common stock exercisable at $3.00 per share in exchange for $500,000 in bridge loans. The warrants expire on the fifth anniversary of the date of issuance of each warrant. Based on the relative fair values of the debt and the detachable warrants on the issuance dates, the Company recorded $283,525 attributed to the value of the warrants as discounts on the notes. From the date of issuance of the notes through December 31, 1999, the Company recorded $154,557 in interests costs associated with the amortization of the discounts.

      Through several private placements during the year ended December 31, 1999, the Company issued $2,300,000 of one-year, convertible promissory notes. The notes bore interest at a rate of prime plus 2% payable at maturity and had maturities that ranged from February 2000 to April 2000. The notes contained nondetachable beneficial conversion features that allowed the holders to convert the notes into 566,667 shares of common stock at any time (conversion at $4.00 per share for $2,000,000 of the principal of the notes and $4.50 per share for the remaining $300,000). At the date of issuance of these notes, the fair market value of common stock was above the conversion prices. The fair value of the beneficial conversion feature, based on the difference between the closing market price of the common stock and the conversion price, amounted to $6,883,333 and exceeded the value of the notes. Since the notes were convertible at any time, the Company recorded aggregate debt discount as interest expense of $2,300,000 upon issuance of the notes. Through November 10, 1999, no notes had been converted. On that date, the holders of the convertible notes agreed to convert their notes into new convertible preferred stock of the Company at a conversion rate of $3.00 per share. As a result, 766,667 shares of Series A Convertible Preferred Stock were issued. Each share of Series A Convertible Preferred Stock is convertible into common stock on a one-to-one basis. On the exchange date, the closing fair value of the common stock exceeded the $3.00 conversion price, resulting in a beneficial conversion feature. The fair value of the Series A Convertible Preferred Stock subscribed with the beneficial conversion feature exceeded the fair value of the notes by $1,475,000, resulting in an extraordinary loss on the early extinguishment of the convertible notes. The note holders also received 48,820 additional shares of Series A Convertible Preferred Stock as consideration for accrued interest on their notes. The Company recorded total interest expense of $360,050 in connection with the issuance of the additional shares, based on the estimated fair value of the Series A Convertible Preferred Stock on the issuance date.

     On October 12, 1999, an individual deposited $420,000 into an escrow account as required by the Company in order to engage in negotiations with StarMedia. As compensation, the Company granted him a warrant for 100,000 shares of common stock exercisable at $3.00 per share and $50,000 in cash. The warrant has an expiration date of five years from the date of grant. The deposit was repaid by the Company prior to December 31, 1999 and the fair value of the warrant on the date of grant of $485,866 was recorded as interest expense.

     In addition, the Company had other interest expense in 1999 of $67,580, $52,932 of which was paid in cash.

1998 Compared to 1997

Revenues

     Revenues were primarily derived from the sale of advertising on the Company's Web site. Revenues increased 131% to $159,529 from $68,978 for the years ended December 31, 1998 and 1997, respectively. The increase was due primarily to an increase in the number of banner and sponsorship ads placed on the Company's Web site. The increase was also caused by an increase in the number of advertisers, as well as increased users on the Company's Web site and resultant page views.

Cost Of Revenues

     Cost of revenues primarily consists of costs related to fees for data feeds over telephone lines, cost of content providers, Web site infrastructure costs, and programming. Cost of revenues for the years ended December 31, 1998 and 1997 were $217,239 and $19,612, respectively. The 1,008% increase in cost of revenues for the year ended December 31, 1998 over the comparable period in 1997 was due principally to significant costs associated with the acquisition of additional data contracted and utilized on the Company's Web site.

Operating Expenses

     Research and Development. Research and development expense consists primarily of compensation and benefits for software programmers and developers. Research and development costs increased 417% to $293,409 during 1998 from $56,729 in 1997. The increase in these costs was primarily due to the increases in the level of personnel salary costs necessary to develop and enhance the Company's Web site.

     The Company began its development efforts in March 1997, incurring costs related to software and hardware engineering, graphic design and content development of the Company's Web site.

Selling, General and Administrative.

     Other. Selling, general and administrative expenses include various costs such as management, accounting, legal, commissions, advertising, travel expenses, professional and consulting fees, insurance, rent and depreciation. Other selling, general and administrative expenses for the years ended December 31, 1998 and 1997 were $937,641 and $325,536, respectively. The $612,105 increase or 188% in selling, general and administrative expenses for the year ended December 31, 1998 over the comparable periods in 1997, resulted primarily from the following items: a) increases in professional fees paid for services such as legal and accounting fees; b) increases in depreciation for property and equipment expenditures; c) increases in rent due to the leasing of additional office facilities necessitated by increases in personnel; and d) increases in outside consulting fees for assistance in developing and locating additional sources of funds to improve the capitalization of the Company.

     Stock-Based Non-cash Consulting Fees expense. In March 1997, the Company recorded $2,400,000 in stock-based consulting fees expense upon issuing 400,000 shares of common stock in connection with engaging a financial consultant, who the Company believes is affiliated with a promoter as defined by the Act, of the Company, for a three-year term. The consulting agreement did not provide for any specific level or value of services to be performed.

     The Company issued a warrant for 800,000 shares of common stock exercisable at $0.25 per share on July 1, 1998 to a partnership in exchange for financial consulting services. In connection with this issuance, the Company expensed to stock-based consulting fees $402,654, based on the fair value of the warrants on the date of grant. On December 28, 1998, the partnership exercised the warrants and purchased 800,000 shares of the stock. The Company recorded a stock subscription receivable for the exercise price. On March 7, 1999, the Company and the partnership modified the stock warrant agreement to allow the cashless exercise of the warrants. To effect the cashless exercise, the original stock certificate for 800,000 shares was canceled and a new certificate for 775,385 shares was issued

     Interest Expense.  Interest expense consists primarily of interest for
non-cash items.   Interest expense increased to $652,575 for 1998 from $4,324 in
1997. In December 1998, the Company entered into a one-year Convertible Note agreement with an individual, pursuant to which the individual purchased a secured promissory note for $500,000. The note was collateralized by all intangible assets of the Company and bore interest at an annual rate of 12%. The agreement contained a nondetachable beneficial conversion feature that allowed the individual to convert the note and accrued interest thereon into common stock at a conversion rate of $ 0.50 per share at any time. The fair value of the beneficial conversion feature, based upon the difference between the closing market price of common stock and the conversion price, amounted to $6,000,000 and exceeded the value of the note. Since the note was convertible at any time, the Company recorded debt discount of $500,000 as interest expense at the date of the note.

Liquidity and Capital Resources

     The Company's consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the Consolidated Financial Statements, the Company has experienced net losses in every year of its operations, which losses have caused a working capital deficiency of $2,179,987 and a stockholders' deficiency of $1,694,703 as of December 31, 1999. In addition, the Company has consumed cash in its operating activities of $2,727,387, $1,002,429 and $156,670 for the years ended December 31, 1999, 1998 and 1997, respectively. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern.

     Management has been able thus far to finance the losses, as well as the growth of the business, through a series of private placements and private loans. The Company is continuing to seek other sources of financing. For instance, the Company completed a private placement of its common stock in April 2000, resulting in net proceeds of approximately $6,808,000 which is net of issuance costs of approximately $1,017,000. The Company is attempting to increase revenues by shifting its emphasis to generate recurring revenues from subscription fees for its proprietary and redistributed content and tools as well as co-branding and private labeling services. In addition, the Company is exploring alternate ways of generating revenues through partnerships with other businesses. Conversely, the on-going development and maintenance of its Web site along with international expansion is expected to result in operating losses for the foreseeable future. There are no assurances that the Company will be successful in achieving its goals.

     In view of these conditions, the Company's ability to continue as a going concern is dependent upon its ability to obtain additional financing or capital sources, to meet its financing requirements and ultimately to achieve profitable operations. Management believes that its current and future plans provide an opportunity to continue as a going concern. The accompanying Consolidated Financial Statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that may be necessary in the event that the Company cannot continue in existence.

     The Company used cash in investing activities of $184,850, $142,463 and $122,070 for 1999, 1998 and 1997, respectively. This cash was used primarily to fund the acquisition of computer hardware and software.

     The Company's notes payable totaled $675,436 ($546,468, net of discount) as of December 31, 1999. All of the notes, with the exception of a $25,000 note payable to a private company, were paid off with a portion of the proceeds of a private placement offering completed in January 2000.

     On December 31, 1999, the Company had cash on hand of $94,842.

     The Company had commitments for capital expenditures as of December 31, 1999 to complete its project to make its systems redundant and to upgrade computer systems. The Company has a bandwidth capacity of over 100 million page views per month, as opposed to its previous monthly capacity of approximately 10 million page views per month. The Company believes this will enable it to increase market share into the foreseeable future, as well as to offer co-branded and private label Web sites and other services to larger entities within the Internet information industry.

     The cost to complete this project and upgrade its computer systems was approximately $392,000. There were no other material commitments for capital expenditures as of December 31, 1999.

     In January of 2000, the Company received approximately $1,690,000 from its financing activities. The proceeds from this financing were used to pay commissions, legal and other fees of the private placement offering of $348,000, to repay bridge loans of $506,000, to repay a promissory note and accrued interest thereon of $166,000 and to repurchase stock from the former president and chief executive officer of the Company, in the amount of $209,000, pursuant to his termination agreement, resulting in $461,000 of net cash provided by such financing activities.

     In March and April of 2000, the Company received approximately $6.1 million from its financing activities. After paying fees of the financing and the repurchase of stock from the former president and chief executive officer of $937,000, pursuant to his termination agreement, approximately $4.3 million was available for working capital purposes. The Company has begun to use the net proceeds of the financing to add key members to the management team and to add sales and marketing personnel. The Company intends to continue development of its Internet products, to invest in its international expansion and translation capabilities, to increase the size of the office space currently available to the Company and other general corporate purposes.

     The Company anticipates that it will continue to experience an increase in operating expenses. Operating expenses will continue to consume a material amount of the Company's cash resources, including the net proceeds of the Company's recent private placement offering.

Risk Associated with the Year 2000.

     To date the Company has not experienced any problems associated with Y2K issues. See Risk Factors - Year 2000 Complications.

Risk Factors

     There are various risks associated with the Company and its business, including the ones discussed below. Careful consideration of these risk factors should be given, as well as the information contained in this Form 10-KSB, in evaluating the Company and its business.

The Company's limited operating history makes evaluating the Company's business difficult.

     The Company commenced present operations in March 1997 and launched its first Web site at that time. Accordingly, the Company has only a limited operating history upon which one can evaluate the business and prospects. When purchasing the Company's common stock, one must consider the risks, expenses and difficulties frequently encountered by early stage companies in new and rapidly evolving markets, including Web-based financial news and information companies. See "Liquidity and Capital Resources" under Management's Discussion and Analysis of Results of Operations for further discussion of substantial doubt about the Company's ability to continue as a going concern.

If the Company is unable to attract or retain qualified editorial staff and outside contributors, the business could be harmed.

     The Company's success depends substantially upon the continued efforts of the editorial staff and outside contributors to produce original, timely, comprehensive and trustworthy content. If the Company loses the services of members of the Company's editorial staff or outside contributors, the number of Web site visitors may decrease, the Company's subscription and licensing fees may decrease and could materially adversely affect the business, results of operations and financial condition.

Intense competition could reduce the Company's market share and harm its financial performance.

     An increasing number of financial news and information sources compete for consumers' and advertisers' attention and spending. The Company expects this competition to continue to increase. The Company competes for advertisers, readers, staff and outside contributors with many types of companies, including:

     . online services or Web sites focused on business, finance and investing; . publishers and distributors of traditional media, including print, radio and;
     .  providers of terminal-based financial news and data;
     .  Web "portal" companies; and
     . online brokerage firms, many of which provide financial and investment news and information.

     The Company's ability to compete depends on many factors, including the originality, timeliness, comprehensiveness and trustworthiness of the content of the Company's Web sites and those of the Company's competitors, the ease of use of services developed either by the Company or the Company's competitors and the effectiveness of sales and marketing efforts. Many of the Company's existing competitors, as well as a number of potential new competitors, have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical and marketing resources. This may allow them to devote greater resources than the Company can to the development and promotion of their services. These competitors may also engage in more extensive research and development, undertake more far-reaching marketing campaigns, and make more attractive offers to existing and potential employees, outside contributors, strategic partners and advertisers.

     The Company's competitors may develop content that is equal to or superior to the Company's content or that achieves greater market acceptance. It is also possible that new competitors may emerge and rapidly acquire significant market share. The Company may not be able to compete successfully for advertisers, visitors, employees, strategic partners or outside contributors, which could materially adversely affect the business, results of operations and financial condition. Increased competition could result in price reductions, reduced margins or loss of market share, any of which could materially adversely affect the Company's business, results of operations and financial condition. The Company also competes with other Web sites, television, radio and print media for a share of advertisers' total advertising budgets. If advertisers perceive the Internet or the Company's Web sites to be a limited or an ineffective advertising medium, they may be reluctant to devote a portion of their advertising budget to Internet advertising or to advertising on the Company's Web sites.

The Company is dependent on outside suppliers for information and applications on the Web site.

     One of the key components of the FinancialWeb site is the development of new and proprietary products. The Company currently licenses a portion of the Company's data and applications from external information vendors for redistribution. These licensing agreements provide FinancialWeb publications with sophisticated and extensive news and market data content. The expiration without renewal or the loss of these licensing agreements before the development of the Company's own content could have a material adverse effect on the Company's results of operations.

Potential fluctuations in quarterly financial results make financial forecasting difficult.

     The Company's quarterly operating results may fluctuate significantly in the future as a result of a variety of factors, many of which are outside of the Company's control. For example, the Company believes that advertising sales in traditional media, such as television and radio, generally are lower in the first and third calendar quarters of each year. Similar seasonal or other patterns may develop in this industry. In addition, as the Company transitions its revenue away from banner ads, quarterly results may be even less predictable. The Company believes that quarter-to-quarter comparisons of operating results may not be a good indication of future performance, nor would operating results for any particular quarter be indicative of future operating results. In some future quarters operating results may be below the expectations of public market analysts and investors. In such an event, the price of the Company's common stock may decrease.

Failure to retain and integrate the Company's sales force could result in lower revenues.

     The Company depends on its internal sales department to maintain and increase sales. As of December 31, 1999, the sales department consisted of three
(3) employees. The success of the sales department is subject to a number of risks, including the competition in hiring and retaining sales personnel and the length of time it takes new sales personnel to become productive. The Company's business, results of operations and financial condition could be materially adversely affected if the Company does not maintain an effective sales department.

The Company may be unable to manage growth, which may harm the business.

     The Company has experienced rapid growth in its operations. This rapid growth has placed, and it is anticipated that future growth will continue to take place, a significant strain on managerial, operational and financial resources. To manage growth, the Company must continue to implement and improve managerial controls and procedures and operational and financial systems. In addition, the Company's success will depend on its ability to expand, train and manage its workforce, in particular editorial, advertising sales and business development staff. As of December 31, 1999, the Company had a total of twenty-two (22) employees, as compared to nineteen (19) employees as of December 31, 1998 and six (6) employees as of December 31, 1997. The Company hired eleven
(11) employees since January 1, 2000 and expects that the number of employees will continue to increase in the foreseeable future. The Company will need to integrate these new employees into the workforce successfully. The Company cannot assure that it has budgeted for the costs and risks associated with this expansion, that the systems, procedures or controls will be adequate to support operations, or that management will be able to successfully offer and expand services. If the Company is unable to manage growth effectively, the business, results of operations and financial condition could be materially adversely affected.

The Company's expansion effort into International markets may not be successful because the Company's growth strategy is largely untested.

     The Company's growth strategy includes building customer and partnering relationships in areas outside of the U.S. and Spanish markets where the Company has not operated. In each market, the Company will target Internet related and non-Internet related businesses. Since the Company's growth strategy is largely untested, the Company cannot give any assurance that the Company will be able to successfully enter those target regions. The Company's ability to successfully implement its business strategy, and the expected benefits to be obtained from the strategy, may be adversely affected by a number of factors, such as unforeseen costs and expenses, technological change, economic downturns, competitive factors or other events beyond the Company's control.

If the Company is unable to successfully shift its revenue production, the Company may need to modify its growth strategy.

     The Company's business strategy depends on its ability to shift its revenue production from solely banner advertising fees to (i) subscription fees for proprietary and redistributed content and tools; (ii) subscription fees from partners' Web sites; (iii) licensing, development, hosting fees, set-up fees and per page view fees; (iv) service fees for additional consulting revenue when integrating the Company's technology into a business' Web site; and (v) banner advertising fees, which requires significant capital resources and execution of its business strategy. As a result, the Company anticipates that it may use a significant portion of its working capital to execute its growth strategy and in
addition, may require additional financing.   There are many factors, however,
which may affect the Company's ability to shift its revenue focus, including partnering with key international internet providers, expanding the sales force, expanding executive management and translating the content of its Web site accurately and quickly. Therefore, there can be no assurances that the Company will be able to shift its revenue focus and business strategy effectively. If the Company is unable to shift its revenue focus and execute on its business strategy, the business and results of operations will be harmed.

The Company's success depends on the continued services and effective integration of the Company's key management personnel.

     A significant portion of the Company's senior management team has been in place for a relatively short period of time. The Company's success will depend to a significant extent on their ability to gain the trust and confidence of the Company's other employees and to work effectively as a team.

     The Company's success will also depend significantly on the Company's ability to attract, integrate, motivate and retain additional highly skilled technical, managerial, sales and marketing personnel. The loss of one or more of these key management personnel could materially adversely affect the business, results of operations and financial condition. These individuals will have to be integrated into the then current management team successfully. It is possible that the Company's employees may resign and work for competitors or start their own competing business.

Unexpected increases in traffic on the FinancialWeb site may strain the current server systems and cause delays or interruptions.

     In the past, the Company has experienced significant spikes in traffic on the Web site when there has been important financial news events. In addition, the number of Web site visitors has continued to increase over time and the Company is seeking to increase its Web site visitor base further. Accordingly, the FinancialWeb site must accommodate a high volume of traffic, and often at unexpected times. Although improvements have recently been made to handle larger traffic volume, the server systems have in the past, and may in the future, experience slower response times than usual or other problems for a variety of reasons. These occurrences could cause the Web site users and clients of the Company to perceive the FinancialWeb site as not functioning properly and, therefore, cause them to use other methods to obtain their financial news and information. In such a case, the Company's business, results of operations and financial condition could be materially adversely affected.

The Company faces a risk of system failure that may result in reduced traffic, reduced revenue and harm to the Company's reputation.

     The Company's ability to provide timely information and continuous news updates depends on the efficient and uninterrupted operation of its computer and communications hardware and software systems. Such systems and operations are vulnerable to damage or interruption from human error, natural disasters, telecommunication failures, break-ins, sabotage, computer viruses, intentional acts of vandalism and other similar events. Although the Company does not have a formal disaster recovery plan, the Company has established mirror Web sites to support enhanced availability. Any system failure, including network, software or hardware failure, that causes an interruption in the service or a decrease in responsiveness of the FinancialWeb site could result in reduced traffic, reduced revenue and harm to the Company's reputation, brand and relations with the Company's advertisers or co-brand and private label users and clients. The Company or the Company's third party insurance policies may not provide adequate compensation for any losses that may occur because of any failures in the systems or interruptions in the delivery of content. The Company's business, results of operations and financial condition could be materially adversely affected by any event, damage or failure that interrupts or delays our operations.

Difficulties associated with the Company's brand name development may harm its ability to attract subscribers and readers.

     The Company believes that maintaining and growing awareness about the FinancialWeb.com brand name is an important aspect of its efforts to continue to attract Web site visitors, advertisers, partners and clients. The importance of brand name recognition will increase in the future because of the growing number of Web sites providing financial news and information. The Company cannot assure investors that these efforts to build brand name awareness will be successful. In addition, trademarks for the Company's brand name are in the application process and there can be no assurance of issuance or if issued they won't be contested.

Potential liability for information displayed on the Web site may require the Company to defend against legal claims that may cause significant operational expenditures.

     The Company has been, and may be subject to, claims for defamation, libel or copyright or trademark infringement or for claims based on other theories relating to the information published on the FinancialWeb site. These types of claims have been brought, sometimes successfully, against online services as well as other print publications in the past. The Company could also be subject to claims based upon the content that is accessible from the FinancialWeb site through links to other Web sites. The Company's insurance may not provide adequate compensation to defend or settle these claims. There may be other litigation that the Company may have to defend which may have an adverse impact on the Company's operations, business and financial condition.

Year 2000 complications may disrupt the Company's operations and harm the business.

     The Company has not experienced any material internal Year 2000 problems to date. The Company has not been advised of any material Year 2000 problems of the Company's contributors to date. The Company relies on third party's Web site information and content that may not be Year 2000 compliant. While the Company has not been made aware of any material Year 2000 problems relating to the FinancialWeb sites and content used by the Company's contributors in connection with the FinancialWeb site to date, these problems may exist. Should any of these problems develop, they may have a material adverse effect on the Company's business, operating results and financial condition.

     The Company's costs related to Year 2000 compliance, which thus far have not been material, could ultimately be significant if Year 2000 problems surface. In the event that the Company experiences disruptions as a result of any Year 2000 problems, the business could be seriously harmed. The Company's insurance coverage may not cover or be adequate to offset these and other business risks related to the Year 2000.

Failure to protect intellectual property rights could harm the Company's brand-building efforts and the Company's ability to compete effectively.

     To protect the Company's rights to its intellectual property, the Company relies on a combination of trademark and copyright law, trade secret protection, confidentiality agreements and other contractual arrangements with Company employees, affiliates, clients, strategic partners and others. The protective steps may be inadequate to deter misappropriation of proprietary information.
In addition, the Company may be unable to detect the unauthorized use of, or take appropriate steps to enforce the Company's intellectual property rights. The Company has several applications pending for U.S. trademarks and is planning to file additional applications for U.S. trademarks. Effective trademark, copyright and trade secret protection may not be available in every country in which the Company offers or intends to offer the FinancialWeb services. Failure to adequately protect intellectual property could harm brand-building efforts, devalue proprietary content and affect the ability of the Company to compete effectively. Further, defending these intellectual property rights could result in the expenditure of significant financial and managerial resources, which could materially adversely affect the Company's business, results of operations and financial condition.

The Company may have to defend against intellectual property infringement claims that may cause significant operational expenditures.

     Although the Company believes that its proprietary rights and the contents of its Web site do not infringe on the intellectual property rights of others, other parties may assert infringement claims against the Company or claims that the Company has violated a patent or infringed a copyright, trademark or other proprietary right belonging to them. The Company incorporates licensed third-party content and technology. In these license agreements, the licensors have generally agreed to defend, indemnify and hold the Company harmless with respect to any claim by a third party that their licensed content and/or software infringes any patent or other proprietary right. The Company cannot assure an investor that these provisions will be adequate to protect the Company from infringement claims. Any infringement claims, even if not meritorious, could result in the expenditure of significant financial and managerial resources, which could materially adversely affect the Company's business, results of operations and financial condition.

Difficulties in developing new and enhanced services and features for the FinancialWeb site could harm the business.

     The Company intends to introduce additional and enhanced services in order to retain current visitors and clients, attract new visitors and clients and partner with businesses. If the Company introduces a service that is not favorably received, the Company's current visitors and partners may choose a competitor's service. The Company may also experience difficulties that could delay or prevent the introduction of new services. These difficulties may include the loss of, or inability to obtain or maintain, third-party technology license agreements. Furthermore, the new services could contain errors that are discovered after these services are introduced. In these cases, the Company may need to significantly modify the design or implementation of such services on the FinancialWeb sites to correct these errors. The business, results of operations and financial condition could be materially adversely affected if the Company experiences difficulties in introducing any new services or if these new services are not accepted by the FinancialWeb visitors.

The development of International operations associated with the FinancialWeb site may cause the Company to face additional risks.

     The Company is expanding its business into international markets. An international Internet provider has developed a Web site intended for users in North and South America, the Caribbean, Spain and Portugal and FinancialWeb is the exclusive provider of financial services and financial information for that Web site. However, there can be no assurance that this Web site will operate successfully, and delays or operational difficulties by that Web site could adversely affect the Company's business, results of operations and financial condition. The success of such Web site depends on the Company's ability to find and retain key personnel, attract advertisers, retain strategic partners, prevent system failures; manage the Company's growth; successfully compete with other well-financed news organizations and continue to finance ongoing operations.

     As the Company expands internationally, the Company will continue to incur significant additional costs that will result in additional losses. Also, the Company will continue to encounter many of the risks associated with international business expansion, generally. These risks include, but are not limited to, language barriers, changes in currency exchange rates, political and economic instability, difficulties with regulatory compliance and difficulties with enforcing contracts and other legal obligations.

International Operations

     The Company's continued growth will require further expansion of its international operations. To successfully expand international sales, the Company must establish additional foreign operations, hire additional personnel and recruit additional international resellers. Such international operations are subject to certain risks, such as:

     .  difficulties in staffing and managing foreign operations;
     .  dependence on independent distributors and resellers;
     .  fluctuations in foreign currency exchange rates;
     .  compliance with foreign regulatory and market requirements;
     .  variability of foreign economic and political conditions;
     . changing restrictions imposed by regulatory requirements, tariffs or other trade barriers or by United States export laws;
     . costs of localizing products and marketing such products in foreign countries;
     .  longer accounts receivable payment cycles;
     . potentially adverse tax consequences, including restrictions on repatriation of earnings;
     .  difficulties in protecting intellectual property; and

     .  burdens of complying with a wide variety of foreign laws.

Reliance Upon Strategic Relationship with StarMedia

        StarMedia is a provider of a Spanish Web portal. The Company depends upon its exclusive relationship with StarMedia, including name recognition and number of users, revenues and leveraging this partnership to other international providers. The Company's relationship with StarMedia is subject to the following risks and uncertainties which may effect the business and revenues of the Company:

     . Dependence on StarMedia's Advertising Revenues. The Company's ability to receive revenue and leverage the StarMedia relationship depends on StarMedia's ability to advertise successfully and attract new users to their Web site.
     . Web Site Delays and Interruptions. StarMedia's Web site may experience delays and interruptions due to high traffic, software errors or hackers.
     . Termination of Relationship. StarMedia may terminate the Agreement if the Company does not meet certain Web visitor satisfaction guidelines or match competitors' Web site offerings.

The Company may require additional financing, which may be difficult to obtain and may dilute current ownership.

     Over time, the Company may require additional financing for its operations. Additionally, the Company periodically reviews other companies' Web sites for potential acquisition. Any material acquisitions or joint ventures could require additional financing. This additional financing may not be available to the Company on a timely basis if at all, or, if available, on acceptable terms. Moreover, additional financing may cause dilution to the Company's existing stockholders. In recent months, the Company closed on approximately $7.8 million in cash in a private placement from the sale of over 2.6 million shares of its common stock. Also, existing stockholders may be diluted upon the exercise of outstanding warrants and options currently held by, or the exercise of future grants of such instruments to, consultants, directors and employees of the Company.

Control by principal stockholders, officers and directors could adversely affect stockholders.

     The Company's officers, directors and greater-than-five-percent stockholders (and their affiliates), in the aggregate, beneficially own more than 50% of the Company's outstanding common stock. These persons, acting together, have the ability to control substantially all matters submitted to stockholders for approval (including the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets) and to control management and affairs. Accordingly, this concentration of ownership may have the effect of delaying, deferring or preventing a change in control, impeding a merger, consolidation, takeover or other business combination or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control, which in turn could materially adversely affect the market price of the Company's common stock.

Possible volatility of the stock price and resulting litigation could adversely affect stockholders.

     The stock market and the Company's common stock have experienced significant price and volume fluctuations and the market prices of securities of technology companies, particularly Internet-related companies, have been highly volatile. In the past, following periods of volatility in the market price of a company's securities, securities class action litigation has often been instituted against that company. The institution of similar litigation against us could result in substantial costs and a diversion of management's attention and resources, which could materially adversely affect the business, results of operations and financial condition.

The Company does not intend to pay dividends.

     The Company has never declared or paid any cash dividends on the common stock. The Company intends to retain any future earnings for funding growth and, therefore, does not expect to pay any dividends in the foreseeable future.

Forward looking statements; market data.

     This Annual Report contains certain "forward-looking statements" based on the Company's current expectations, assumptions, estimates and projections about FinancialWeb.com. These forward-looking statements involve risks and uncertainties. Actual results could differ materially from those anticipated in such forward-looking statements as a result of factors more fully described in this section. The Company is undertaking no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future. This Annual Report contains market data related to the Company and the Internet. This market data includes projections that are based on a number of assumptions. These assumptions include that:

 . no catastrophic failure of the Internet will occur;

 . the number of people online will increase significantly over the next five years;

 . the value of online advertising dollars spent per online user hour will increase; and

 . Internet security and privacy concerns will be adequately addressed.

     If any one or more of these assumptions turns out to be incorrect, actual results may differ materially from the Company's projections based on these assumptions.

Some anti-takeover provisions may affect the price of the Company's common stock.

     The board of directors has the authority to issue up to 10,000,000 shares of preferred stock and to determine the preferences, rights and privileges of those shares without any further vote or action by the stockholders. The rights of holders of common stock may be disadvantaged by the rights of the holders of any preferred stock that may be issued in the future.

     These and other provisions of our certificate of incorporation and bylaws could have the effect of making it more difficult for a third party to acquire a majority of the Company's outstanding voting stock. These include provisions that provide for a classified board of directors and permit cumulative voting for directors. Cumulative voting permits a stockholder to cast votes for a particular director up to an amount equal to the product of his amount of shares eligible to vote times the number of directors up for election. Cumulative voting may result in the holders of less than 50% of the shares voting for election of directors being able to elect some of the Company's directors. The Company is also subject to provisions of Nevada law that govern control share acquisitions and that make it more difficult to make significant acquisitions of the Company's common stock. This could have the effect of delaying or preventing a change of control.

Future sales of the Company's common stock by existing stockholders may adversely affect the market price of common stock.

Future sales of the Company's common stock by existing stockholders may adversely affect the market price of common stock.

     The market place of the Company's common stock could decline as a result of sales by existing stockholders or the perception that those sales may occur. These sales could also make it more difficult for the Company to raise funds through equity offerings in the future at a time and at a price that is appropriate.

     The current holders of most of the Company's common stock and preferred stock, as well as the holders of outstanding warrants, will be entitled to registration rights with respect to their common stock or the common stock underlying their convertible securities. If these holders, by exercising their registration rights, cause a large number of securities to be registered and sold in the public market, these sales could have an adverse effect on the market price for the common stock. If the Company were to include, in a registration statement initiated by the Company, shares held by these holders pursuant to the exercise of their registration rights, these sales may have an adverse effect on our ability to raise capital.

Item 7.   Consolidated Financial Statements.

     The Company's financial statements listed below are contained herein beginning at page F-1:

     (a) Consolidated Financial Statements

                                                                                                Page
INDEPENDENT AUDITORS' REPORT                                                                     F-1

CONSOLIDATED FINANCIAL STATEMENTS:

    Consolidated Balance Sheets
      as of December 31, 1999 and 1998 (As restated)                                             F-2

    Consolidated Statements of Operations
      for the Years Ended December 31, 1999, 1998 (As restated), and 1997 (As restated)          F-3

    Consolidated Statements of Stockholders' Deficiency
      for the Years Ended December 31, 1999, 1998 (As restated), and 1997 (As restated)          F-4

    Consolidated Statements of Cash Flows
      for the Years Ended December 31, 1999, 1998 (As restated), and 1997 (As restated)          F-5-F-6

    Notes to Consolidated Financial Statements
      for the Years Ended December 31, 1999, 1998 (As restated), and 1997 (As restated)          F-7-F-26

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

     The Company changed its independent auditors from Jere Lane, C.P.A. ("Jere Lane") to Deloitte & Touche LLP ("Deloitte") on July 21, 1999. Deloitte was engaged to audit the 1999 financial statements on March 16, 2000. In addition, Deloitte was engaged to re-audit the Company's financial statements for the years ended December 31, 1997 and December 31, 1998. This change was by mutual consent due to the need for the Company's auditors to be familiar with the requirements of financial statements for corporations that are reporting companies under the Securities Exchange Act of 1934, as amended (the "Exchange Act").

     The change was approved by the Company's board of directors. The Company and Jere Lane have not, in connection with the audit of the Company's financial statements for each of the prior two years ended December 31, 1997 and December 31, 1998 or for any subsequent interim period prior to and including July 21, 1999, had any disagreement on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement, if not resolved to Mr. Lane's satisfaction, would have caused Mr. Lane to make reference to the subject matter of the disagreement in connection with his reports.

     The reports of Mr. Lane on the Company's financial statements for the past two fiscal years did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles, except that the report of Mr. Lane on the Company's financial statements for the year ending December 31, 1998 included an explanatory paragraph relating to an uncertainty about the Company's ability to continue as a going concern. There were no disagreements with the former accountant on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure or any reportable events, as defined by Item 304 of Regulation S-B, during the Company's 1997, 1998 and interim period thru July 21, 1999.

                                   PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

     The following table sets forth information concerning the Company's significant employees, executive officers and directors as of April 25, 2000. Except as otherwise noted, none of the executive officers are directors or officers of any publicly owned corporation or entity.

     Name                   Age    Title
     ----                   ---    -----
     Kevin Leininger        36     President, Chief Executive Officer and
                                   Director

     Edward Mullen          46     Chairman of the Board

     James Gagel            44     Executive Vice President, Chief Operating
                                   Officer, General Counsel, Secretary and
                                   Director

     Martin Averbuch(1)     47     Director

     John D. Bergen         57     Director

     Andrew Hobbs           39     Director

     Leonard von Vital      49     Chief Financial Officer

     Ronald Guerriero       56     Senior Vice President of Business
                                   Development

     Jeffrey Rudman         33     Senior Vice President of Partner Operations

     Susan Dempsey          53     Senior Vice President of Online Services
                                   and Development

     Lsyle Wickersham       43     Senior Vice President of Marketing

     Javier Caneda          27     Vice President of Product Sales

________________

     (1) Effective May 26, 2000, Mr. Averbuch resigned as a director of the Company.

KEVIN LEININGER has served as the Company's President and Chief Executive Officer since January 1, 2000 and director of the Company since February 1, 2000. Before joining the Company, Mr. Leininger served as the Vice President of global marketing for ESPS Inc. (Nasdaq: ESPS), a leading provider of enterprise compound document publishing software and services. From March 1997 to June 1998, Mr. Leininger served as the Vice President of global business development for NeoMedia Technologies

(Nasdaq: NEOM), a provider of software and services linking the printed and Internet worlds. From June 1994 to March 1997, Mr. Leininger served as a Software Systems Leader at Fermi National Accelerator Laboratory, where he created and led various technology groups. Mr. Leininger holds a B.S. in physics and mathematics from Iowa State University and an M.B.A. in international business and finance from the University of Chicago.

EDWARD MULLEN has served as Chairman of the Board of directors since March 1, 2000. Before joining the Company's board of directors, Mr. Mullen was President and a director of Marketing Services Group Inc. (Nasdaq: MSGi), a holding company with eleven Internet and marketing services companies in its portfolio. Before joining MSGi, Mr. Mullen served as the President and Chief Executive Officer of CMG Direct Corp, the original CMGi company (Nasdaq: CMGI). Mr. Mullen serves on the boards of several Internet companies. He has also served on the boards of non-profit organizations such as WGBH-TV's Business Executive Council, The Massachusetts Interactive Media Council and Business and Technology for Schools and Technology (BEST). Mr. Mullen is an adjunct professor at Boston College's Graduate School of Management where he teaches courses on Venture Capital and Mergers & Acquisitions.

JAMES GAGEL has served as General Counsel of Company since December 1, 1998. Following Mr Lichtman's resignation on October 22, 1999, Mr. Gagel served as acting President, Chief Executive Officer and Chairman of the Board of the Company. In addition, Mr. Gagel has served as a director of the Company since February 5, 1998 and has served as Executive Vice President since March 3, 1999 and Chief Operating Officer since September 9, 1999. Before joining the Company, Mr. Gagel was in private practice in Washington, D.C., where he specialized in representing companies entering new domestic and international markets with an emphasis on Latin America. A former Fulbright Scholar, Mr. Gagel is a graduate of Duke University and Rutgers University Law School. He is a member of the bars of New York, New Jersey, the District of Columbia, and Florida.

MARTIN AVERBUCH has served as a director of the Company since March 24, 1999.
He is currently President and Chief Executive Officer of Adirondack Trading Partners, LLC, a consortium formed to finance the International Securities Exchange. Mr. Averbuch is a founder of the International Securities Exchange, the first fully electronic options exchange in the United States. From August 1993 to August 1988, Mr. Averbuch served as Vice President On-Line Ventures, Vice President Special Projects, and President of E*TRADE Capital Inc. with E*TRADE Group, Inc. Mr. Averbuch served as a professor at Hofstra University in the Department of Finance from 1977 to 1978. He received a B.S. in Economics from the Wharton School of Finance at the University of Pennsylvania in 1974 and M.B.A. and J.D. degrees from the University of Chicago in 1977.

JOHN D. BERGEN has served as a director of the Company since March 24, 1999.
Mr. Bergen is currently President of the Council of Public Relations Firms. He joined the Council from CBS Corporation, where he directed the company's external and internal communications, including public and investor relations, government affairs, corporate marketing, and employee communications. Mr. Bergen previously served as President and Chief Executive Officer of GCI Group, the International Public Relations and Government Affairs arm of Grey Advertising. Mr. Bergen taught English, philosophy and ethics at West Point and was a strategic planner in the Pentagon and chief speech writer to Secretary of Defense Caspar Weinberger during the Reagan administration. Mr. Bergen completed his master's degree in English at Indiana University and completed his undergraduate work at West Point. He is the editor of the Corporate Communications sections of the Management Handbook, published by the American Management Association, and an author of a Test for Technology, a book on electronic warfare and technology in the Vietnam War.

ANDREW HOBBS has served as a director of the Company since September 9, 1999. Mr. Hobbs is Managing Director of Six Plus, Inc., a private investment company located in Wilmington, Delaware. He currently serves on the board of directors of Hazox Corporation, an environmental health and safety software company in Malvern, Pennsylvania, and Lenexa Industrial Park, Inc., a real estate management and development company in Kansas City, Missouri. Mr. Hobbs also serves as the general partner of numerous investment limited partnerships with exposure to leveraged buyout and hedged funds. Mr. Hobbs holds an M.B.A. from Pepperdine University and a B.A. from Syracuse University.

LEONARD VON VITAL has served as Chief Financial Officer of the Company since March 16, 2000. Before joining the Company, Mr. von Vital was Chief Financial Officer of ESPS, Inc. (Nasdaq: ESPS), a leading provider of enterprise compound document publishing software and services. From May 1998 until October 1998, Mr. von Vital was Vice President of Finance, vending operations for Real Time Data, Inc., a consolidator of vending businesses and a provider of technology to the vending industry. From November 1993 to May 1998, Mr. von Vital held the positions of Chief Financial Officer and Senior Vice President of Product Management at Astea International Inc. (Nasdaq: ATEA), a developer and vendor of enterprise customer relationship management software. Mr. von Vital is a certified public accountant and holds a B.S. in accounting from St. Francis College.

RONALD GUERRIERO has served as Senior Vice President of Business Development of the Company since March 7, 2000. As Senior Vice President of Business Development, Mr. Guerriero is responsible for identifying key partnerships with regional Internet portals, such as the previously announced partnership with StarMedia's (Nasdaq: STRM) Periscopio, and online financial service providers on a global basis. He will play an instrumental role in the Company's strategy to become a leader in the international e-financial marketplace through initiating these relationships. Before joining the Company, Mr. Guerriero served as Chief Executive Officer of Sylvan International Inc., a consulting firm based in Needham, Massachusetts. Before Sylvan, Mr. Guerriero served as Chief Executive Officer of Damon Corporation, a biotechnology company. Mr. Guerriero is an active member of the MIT Enterprise Forum and a member of the adjunct faculty at the Carroll Graduate School of Management at Boston College, where he teaches courses in Venture Capital and Entrepreneurship. Mr. Guerriero also serves on the Board of Advisors for opholio.com, merlin-net.com, benext.com and the Neuroaugmentation Laboratory at Massachusetts General Hospital.

JEFFREY RUDMAN has served as Senior Vice President of Partner Operations of the Company since February 22, 2000. As Senior Vice President of Partner Operations, Mr. Rudman is responsible for managing the Company's international strategic alliances, including the recently announced partnership with StarMedia (Nasdaq: STRM). Before joining the Company, Mr. Rudman served as a Manager of Financial Services Consulting division from KPMG Consulting, delivering strategic consulting services to retail brokerage firms, banks providing personal trusts services, mutual fund organizations and investment mangers. From March 1999 to November 1999, Mr. Rudman served as an advisor and member of the Project Management Team of WingspanBank.com, the online banking division of First USA Bank, N.A. From October 1995 to June 1996, Mr. Rudman served as a commercial paper trader with Heller Financial, a commercial lender. Mr. Rudman holds an MBA in Finance and International Business from the University of Chicago and a Bachelor's degree in Finance from Boston University.

SUSAN DEMPSEY, has served as Senior Vice President of Online Services and Development of the Company since March 21, 2000. Before joining the Company, Ms. Dempsey was Vice President of Citigroup. Ms. Dempsey was the designer of the user interface for Citibank's Direct Access, one of the first e-banking solutions. Prior to Citigroup, Ms. Dempsey was the co-founder of the Digital Broadcasting Company, the parent of "The Source," one of the first consumer-focused information e-distribution systems. Ms. Dempsey holds a bachelor's degree in English from the University of Denver.

LSYLE WICKERSHAM, has served as Senior Vice President of Marketing of the Company since April 6, 2000. Before joining the Company, Mr. Wickersham was the Managing Partner of Wickersham Hunt Schwantner, a communications agency focused on the dot com space. Mr. Wickersham holds a Bachelor's degree in Communications and Advertising from Ithaca College.

Significant Employees

JAVIER CANEDA has served as Vice President of Product Sales of the Company since November 8, 1999. From 1998 to 1999, Mr. Caneda was a Business Development Manager at Hyperfeed Technologies, a company devoted to providing high speed exchange information via satellite service. From 1997 to 1998, Mr. Caneda served as a sales executive for PC Quote.com, Inc. From 1996 to 1997 Mr. Caneda worked as a licensed stockbroker with Myers Pollack Robbins. He holds a bachelor's degree in Computer Science with a minor in Business Administration from St. John's University.

Section 16(a) Beneficial Ownership Reporting Compliance.

     Section 16(a) of the Exchange Act requires the Company's directors and executive officers, among others, to file with the Securities and Exchange Commission (the "SEC") an initial report of ownership of the Company's common stock on Form 3 and reports of changes of ownership on Form 4 or Form 5.
Persons subject to Section 16 are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms that they file. Under SEC rules, certain forms of indirect ownership and ownership of Company common stock by certain family members are covered by these reporting rules.

     Based solely on a review of copies of such forms furnished to the Company, Mr. Kevin Lichtman, the former Chief Executive Officer, Mr. James Gagel, Mr. Raymond Barton, the former Senior Vice President of Marketing and Technology, Mr. Jeffrey Abbott, the former Chief Information Officer, Mr. John Keating, the former Vice President of Marketing, Mr. Andrew Hobbs, Mr. Martin Averbuch, Mr. John Bergen and certain stockholders known to beneficially own more than 10% of the Company's common stock have not filed their Forms 3, 4 and/or 5 with the SEC. Mr. Leininger is in the process of notifying these people of their Section 16 filing requirements with the SEC.

Schedule of Non-Compliance with Section 16(a) of the Exchange Act

----------------------------------------------------------------------------------
                                 Number of Late       Number of Transactions
Name                                 Reports              Not Reported
----------------------------------------------------------------------------------
Kevin Lichtman                          1                       1
----------------------------------------------------------------------------------
James Gagel                             2                       2
----------------------------------------------------------------------------------
Andrew Hobbs                            1                       --
----------------------------------------------------------------------------------
Martin Averbuch                         1                       --
----------------------------------------------------------------------------------
John Bergen                             1                       --
----------------------------------------------------------------------------------
Raymond Barton                          2                       --
----------------------------------------------------------------------------------
Jeffrey Abbott                          2                       --
----------------------------------------------------------------------------------
John Keating                            2                       --
----------------------------------------------------------------------------------
Glenn Laken                             1                       2
----------------------------------------------------------------------------------
John Katsock, Jr.                       1                       1
----------------------------------------------------------------------------------
Masada I, L.P.                          1                       --
----------------------------------------------------------------------------------
Allen & Company, Inc.                   1                       1
----------------------------------------------------------------------------------
Frank Musolino                          1                       1
----------------------------------------------------------------------------------

Item 10.  Executive Compensation.

Summary Compensation Table

     The table below summarizes the compensation paid to or earned by the Company's Chief Executive Officer and all other executive officers whose salary and bonus for services rendered in all capacities to the Company for the fiscal year ended December 31, 1999 exceeded $100,000. The Company will use the term "named executive officers" to refer collectively to these individuals in this annual report.

                               Annual Compensation
                               -------------------
         Name and                                            Other Annual
    Principal Position      Year       Salary      Bonus     Compensation
    ------------------      ----       ------      -----     ------------
Kevin Lichtman, Chief       1999       $159,519        $        $ 7,450
Executive Officer and       1998        144,500      ---          1,862
President (1)               1997         90,000                    ---

James Gagel, Executive      1999         83,333      ---         23,384
Vice President, Chief       1998          4,000      ---          6,337
Operating Officer and       1997           ---       ---           ---
General Counsel (2)

________________________
(1) Mr. Lichtman served as the Company's President, Chief Executive Officer and Director until October 22, 1999.

(2) Mr. Gagel became acting President and Chief Executive Officer on October 22, 1999.

Option Grants in Last Fiscal Year

     The following table summarizes the options granted to each of the Company's named executive officers during the fiscal year ended December 31, 1999.

                         Number of          Percent of Total
                           Shares           Options Granted
                        Underlying          to Employees in      Exercise Price
Name                   Options Granted        Fiscal Year          per share        Expiration Date
----                   ---------------        -----------          ---------        ---------------
Kevin Lichtman                 ---                  ---                 ---                 ---

James Gagel                  6,035                 3.52%             $14.25              5/20/09
                            20,000                11.67                5.00              6/13/04
                            25,000                14.58                7.13             11/30/09
                            10,000                 5.83               0.001             12/22/09
                            50,000                29.17                5.75             12/22/09

Aggregated exercises in Last Fiscal Year and Fiscal Year-end Options Values.

     The following table presents information with respect to stock options owned by the named executive officers at December 31, 1999 and with respect to stock options exercised by the named executive officers during the fiscal year ended December 31, 1999.

     The values of unexercised options set forth below have been calculated on the basis of the closing price of $6.125 on the OTCBB on December 31, 1999, less the applicable exercise price per share multiplied by the number of shares underlying these options.

                        Shares                         Number of Securities                 Value of Unexercised
                       Acquired        Value      Underlying Unexercised Options            In-the-Money Options
Name                  on Exercise     Realized         at December 31, 1999                 at December 31, 1999
----                  -----------     --------         --------------------                 --------------------
                                                  Exercisable      Unexercisable       Exercisable       Unexercisable
                                                  -----------      -------------       -----------       -------------
Kevin Lichtman               --             --            --                 --                --                  --

James Gagel               9,454       $155,991        35,000            101,035          $115,875             $41,250

Director Compensation

     Each director upon their appointment to the Company's board of directors enters a Directors Service Agreement. The agreement provides, among other things, that each director will be:

     . Issued an option for 100,000 shares of common stock at the closing price on the date of the grant and which vest 25% per quarter beginning on the date of the director's appointment;

     . Reimbursed for all costs and travel expenses related to attending a board or committee meeting;

     . Covered by a $10 million directors liability insurance policy paid by the Company; and

     .  Appointed for a three year term, subject to stockholder approval.

     In addition to the above, non-employee directors shall be entitled to $2,500 per year for their service as a director, including the attendance of full board meeting and subcommittee meetings during the same session, and an additional $1,000 for attendance at a subcommittee meeting only.

Employment Contracts

     On April 1, 1997, the Company entered an Employment Agreement with Kevin A. Lichtman, the former President and Chief of Executive Officer, who was a promoter, as defined by the Act, of the Company, for a term of three (3) years subject to renewal. On October 22, 1999, Mr. Lichtman resigned as part of a global arrangement with the Company concerning his employment agreement and related issues. His separation agreement provides, among other things, that the Company will purchase 848,000 shares of Mr. Lichtman's total direct and indirect stock holdings of 902,000 shares, at $1.35 per share. The shares acquired by the Company from Mr. Lichtman will be retired and restored to the status of authorized and unissued shares, in accordance with the Nevada Corporation Law. In addition, Mr. Lichtman was entitled to receive 3 months severance pay. On January 25, 2000, the Company repurchased 154,561 shares of common stock from Mr. Lichtman. On April 18, 2000, the Company purchased an additional 291,349 shares of common stock from Mr. Lichtman and 360,863 shares of common stock from Cacique Partners, L.P., a company controlled by Mr. Lichtman. As of May 25, 2000, 41,137 shares of common stock remains in escrow pending resolution of a dispute in contractual terms between the parties.

     On December 1, 1998, the Company entered into an employment agreement with James P. Gagel, as General Counsel of the Company, for a term of three years subject to renewal. The agreement was amended on February 1, 1999. Pursuant to the amendment, the Company paid Mr. Gagel a gross salary of $86,000 per annum for the first year, $98,000 per annum for the second year, and $112,000 per annum for each year thereafter. Mr. Gagel's employment agreement was further amended on December 23, 1999 to provide Mr. Gagel with a base salary of $135,000. In addition to the annual salary, the Company is to provide hospitalization and medical coverage for Mr. Gagel and reimburse all reasonable expenses incurred by him in the performance of his duties. Mr. Gagel is entitled to 15 days paid vacation each year. In the event of an involuntary termination, Mr. Gagel's salary and benefits are guaranteed for 18 months, regardless of employment status. Mr. Gagel was also granted an option to purchase: 25,000 shares of common stock on December 1, 1998 at the closing price of $3.94 per share, 25,000 shares of common stock at the closing price on December 1, 1999 of $7.125 per share and 25,000 shares of common stock at the closing price on December 1, 2000.

Stock Option Plan

     On May 21, 1999, the board of directors adopted the FinancialWeb.com, Inc. 1999 Stock Incentive Plan (the "Option Plan"). The Option Plan is administered by the Company's Board or a committee duly appointed by the Board (in either case, the "Administrator"). The Option Plan permits the payment of the exercise price to be in the form of cash, check, cashless exercise and such other consideration and method of payment as the Administrator may, from time to time, determine. Optionees are required to execute a stock purchase and restriction agreement at the time he or she exercises any options.

     As of December 31, 1999, a total of 1,000,000 shares of common stock were authorized for issuance to directors, officers, employees and consultants selected by the Administrator of the Option Plan. Of these shares, 496,433 shares of common stock were issuable upon the exercise of stock options granted under the Option Plan as of December 31, 1999. On March 2, 2000 the Board of Directors increased the number of shares authorized for issuance from 1,000,000 shares to 3,750,000 shares.

     Until the Option Plan terminates, any unpurchased shares of common stock underlying all options that expire, are terminated or become unexercisable for any reason, are returned to the Option Plan and become available for future grants. The number of shares of common stock underlying an option, the total number of shares of common stock authorized under the Option Plan but for which no options have been granted, and the exercise price per share of the common stock underlying all outstanding options are proportionately adjusted for any increase or decrease in the number of outstanding shares of common stock resulting from stock splits, reverse stock splits, stock dividends, reclassifications and recapitializations.

     The Option Plan provides for the grant of either incentive stock options or non-qualified stock options, except that consultants of the Company who are not also employees are not entitled to receive incentive stock options under the Option Plan. Exercise prices for incentive stock options may not be less than the fair market value per share of common stock on the date of grant, or 110% of the fair market value in the case of incentive stock options granted to any person who owns the Company's common stock possessing 10% or more of the total voting power of all of the outstanding capital stock. Exercise prices for non-qualified stock options may be less than the fair market value per share, but must be at least $.001 per share. With the exception of the non-qualified options already granted, and the options granted pursuant to the director service agreements and certain employment agreements, options granted under the Option Plan vest at a rate of 25% of the shares underlying the option per year during the consecutive four (4) year period beginning on the date of grant and expire ten (10) years after the date of grant, or five

(5) years after the date of the grant with respect to incentive stock options granted to any person who owns the Company's common stock possessing 10% or more of the total voting power of all of the Company's capital stock.

Limitation of Liability of Directors and Indemnification of Directors and Officers

     The Company is incorporated in Nevada. Under Sections 78.7502 and 78.751 of the Nevada Revised Statutes, a Nevada Company may, under specified circumstances, indemnify any person who was or is a party or is threatened to be made a party to any threatened, pending or completed action, suit or proceeding, whether civil, criminal, administrative or investigative, by reason of the fact that he is or was a director, officer, employee or agent of the Company, or is or was serving at the request of the Company as a director, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise, against expenses, including attorneys' fees, judgments, fines and amounts paid in settlement, actually and reasonably incurred by a director, officer, employee or agent of the Company in connection with the action, suit or proceeding, provided that such provision shall not eliminate or limit the liability of an individual applying for indemnification if, unless otherwise ordered by a court, a final adjudication establishes that (i) his acts or omissions involved intentional misconduct, fraud, or a knowing violation of the law and (ii) the act or omission was material to the cause of action.

     The Company's Articles of Incorporation and Bylaws provide that the Company may indemnify its officers, directors, employees and agents to the fullest extent permissible under Nevada law. Directors and officers shall be, and employees and agents may be, upon adoption of a resolution of the Board, indemnified if made a party or threatened to be made a party, or involved in any threatened, pending or completed action, suit or proceeding, whether civil, criminal, administrative, arbitrative or investigative, or any appeal of such an action or any inquiry or investigation that could lead to such an action, against judgments, penalties (including excise and similar taxes and punitive damages), fines, settlements and reasonable expenses (including, without limitation, attorneys' fees) actually incurred in connection with such action. The Board has the option of making any indemnification payments in advance and to purchase and maintain insurance to protect itself and its officers, directors, employees and agents. These indemnification rights are non-exclusive, but they will not eliminate or limit the liability of any director, officer, employee or agent to the extent that such person is found liable for: (i) a breach of a duty of loyalty to the Company or its members; (ii) an act or omission not in good faith that constitutes a breach of duty to the Company or involves intentional misconduct or a knowing or reckless violation of the law;
(iii) a transaction from which the director, officer, employee or agent received an improper benefit, whether or not the benefit resulted from an action taken within the scope of the individual's duties; or (iv) an act or omission for which liability is expressly provided by an applicable statute.

Item 11.  Security Ownership Of Certain Beneficial Owners And Management.

     The following table sets forth certain information as of April 25, 2000 regarding the beneficial ownership of the Company's common stock by: (1) each person, entity or group known by the Company to own beneficially more than 5% of the Company's outstanding common stock; (2) each director; (3) each of the named executive officers; and (4) all directors and executive officers as a group. Unless otherwise indicated, the address of each person identified is c/o FinancialWeb.com, Inc. 201 Park Place, Altamonte Springs, Florida 32701.

     The percentages shown are based on 8,881,697 shares of common stock outstanding as of April 25, 2000 as shown by the stock transfer agent, Alpha Tech Stock Transfer Company. Pursuant to Rule 13d-3 under the Exchange
Act, shares of common stock which a person has the right to acquire pursuant to the exercise of stock options and warrants held by that holder that are exercisable within 60 days are deemed outstanding for the purpose of computing the percentage ownership of that person, but are not deemed outstanding for computing the percentage ownership of any other person.

                                                 Amount and Nature
                                                   of Beneficial           Percent
Name and Address of Beneficial Owner               Ownership (1)           Of Class
------------------------------------               -------------           --------
Glenn B. Laken                                      1,574,663(2)             15.7%

John J. Katsock, Jr.                                1,397,572(3)             14.4%

Frank Musolino                                        848,000(4)              9.5%

Masada I, L.P.                                        670,685(5)              7.6%

Kevin E. Leininger                                     56,250(6)               *

Edward Mullen                                         416,668(7)              4.5

James P. Gagel                                         71,489(8)               *

Martin Averbuch                                       100,000(9)               *

John D. Bergen                                       105,000(10)               *

Andrew Hobbs                                         191,864(11)               *

Kevin Lichtman                                        41,137(12)               *

All directors and executive officers as            1,474,271(13)             14.3
a group (11 persons)

______________________
*    Represents less than 1% of the outstanding common stock.

(1) Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. Unless otherwise indicated by footnote, the persons named in the table have sole voting and sole investment power with respect to all shares of common stock shown as beneficially owned by them, subject to applicable community property laws. All are U.S. citizens to the best of the Company's knowledge unless otherwise indicated.

(2) Includes 1,173,663 shares of common stock underlying warrants. The address for Mr. Laken is 30 S. Wacker, Suite 1606 Chicago, IL 60606.

(3) Includes 694,651 shares of common stock underlying warrants, 300 shares of common stock which Mr. Katsock holds as custodian, 11,500 shares of common stock held by Pinnacle Asset Management, Inc. of which Mr. Katsock is a Director and majority shareholder (Mr. Katsock shares voting and investment powers with respect to such shares), 43,861 shares of common stock held by Prime Equity Fund, L.P., 15,000 shares of common stock underlying warrants held by Prime Equity Fund, L.P. and 88,364 shares of common stock issuable upon the conversion of Series A Convertible Preferred Stock held by Prime Equity Fund, L.P., of which Mr. Katsock is the managing member of the general partner. The address for Mr. Katsock is 277 Park Avenue, 27/th/ Floor New York, NY 10172.

(4) Includes 100,000 shares of common stock and 125,000 shares of common stock underlying warrants held by First American Investments Incorporated. Mr. Musolino is the President of First American Investments Incorporated and Mr. Musolino shares voting and investment powers with respect to such shares. The address for Mr. Musolino is 1623 North Riverhills Drive Temple Terrace, FL 33617.

(5) The address for Masada I, L.P. is c/o Howard Schwartz, Esq. Boca Corp. Center 2101 N.W. Corporate Blvd., Suite 414 Boca Raton, FL 33431.

(6) Includes shares of common stock issuable upon the exercise of stock options which are currently exercisable or which are exercisable within 60 days after April 25, 2000.

(7) Includes shares of common stock issuable upon the exercise of stock options which are currently exercisable or which are exercisable within 60 days after April 25, 2000.

(8) Includes 52,035 shares of common stock issuable upon the exercise of stock options which are currently exercisable or which are exercisable within 60 days after April 25, 2000.

(9) Represents the total number of shares of common stock issuable upon the exercise of stock options which are currently exercisable or which are exercisable within 60 days after April 25, 2000.

(10) Includes 100,000 shares of common stock issuable upon the exercise of stock options which are currently exercisable or which are exercisable within 60 days after April 25, 2000. Mr. Bergen also owns a limited partnership interest in Prime Equity Fund, L.P., which is a beneficial owner of common stock and an entity controlled by John J. Katsock, Jr. The address for Mr. Bergen is 1789 Wrightstown Road, Newtown, Pennsylvania 18940.

(11) Includes 500 shares of common stock, 100,000 shares of common stock issuable upon the exercise of stock options which are currently exercisable or which are exercisable within 60 days after April 25, 2000, 3,000 shares of common stock owned by Dogwood Bonsai Opportunity Fund, L.P. of which Mr. Hobbs is the general partner, and 88,364 shares of common stock issuable upon the conversion of Series A Convertible Preferred Stock held by Dogwood Bonsai Opportunity Fund, L.P.

(12) The address for Mr. Lichtman is c/o Larry Loftis, Esq., Zimmerman, Shuffield, Orlando, FL 32802.

(13) Includes 1,437,817 shares of common stock issuable upon the exercise of stock options which are currently exercisable or which are exercisable within 60 days after April 25, 2000.

Item 12.  Certain Relationships and Related Transactions.

     On December 14, 1998, the Company issued a promissory note for $500,000 in principal amount, payable to Frank Musolino and was convertible into common stock at an exercise price of $.50 per share, subject to adjustment. On December 23, 1999, Mr. Musolino converted such note and accrued interest thereon into 1,123,000 shares of common stock.

     On January 6, 1999, and March 10, 1999, the Company issued two warrants for 1,000,000 shares of common stock each exercisable at $4.00 per share to Glenn B. Laken and John J. Katsock, Jr., respectively, under the terms of their consulting agreements. On April 16, 1999, Mr. Katsock and Mr. Laken exercised a portion of their warrants and the Company issued 100,000 shares of common stock to Mr. Laken (on a cashless basis, tendering 19,753 shares of common stock) and 400,000 shares of common stock to Mr. Katsock (on a cashless basis, tendering 79,012 shares of common stock).

     The warrant held by Mr. Katsock and Mr. Laken provide that upon the sale of securities by the Company below the exercise price of $4.00 per share, not only would the exercise price decrease to that sales price, but also that the Company would be obligated to issue a warrant for additional shares to Messrs. Laken and Katsock pursuant to a formula in their warrants. On January 18, 2000, the Company issued a warrant for 173,663 shares of common stock exercisable at $3.00 per share to Mr. Katsock and a warrant for 293,416 shares of common stock exercisable at $3.00 per share to Mr. Laken.

     On October 22, 1999, the Company entered a Stock Repurchase Agreement with Mr. Lichtman and Cacique Partners, L.P., a company controlled by Mr. Lichtman, in connection with Mr. Lichtman's resignation. His separation agreement provides, among other things, that the Company will repurchase 446,000 shares of common stock from Mr. Lichtman at $1.35 per share and repurchase 402,000 shares of common stock from Cacique Partners, L.P. of which Mr. Lichtman is general partner, at $1.35 per share. On January 25, 2000, the Company repurchased 154,561 shares of common stock from Mr. Lichtman. On April 18, 2000, the Company purchased an additional 291,349 shares of common stock from Mr. Lichtman and 360,863 shares of common stock from Cacique Partners, L.P.

     On November 15, 1999, the Company issued two promissory notes in principal amount of $75,000, each, payable to Prime Equity and Glenn Laken at a 9.75% annual interest rate. In addition to the notes, the Company issued to Prime Equity and Glenn Laken a warrant to purchase 15,000 shares of the common stock at $3.00 per share. Mr. Laken is the managing member of Prime Equity. On January 18, 2000, the Company repaid the principal and accrued interest on such notes.

     On January 23, 2000, the Company paid $150,436 in principal amount under a promissory note to The Harmat Organization, Inc., which is an affiliate of Barpointe.com, Inc.

     On March 14, 2000, the Company issued a promissory note in the amount of $65,000 to Susanne Mullen, the wife of Edward Mullen, the Chairman of the Board of Directors. The note carries an interest rate of 8.75% per annum and is due on demand.

     Pursuant to the private placement conducted by the Company, in April 2000, the Company paid $119,322 in commissions to Pinnacle Asset Management Inc. for selling 390,740 shares of common stock to 29 investors. Mr. John J. Katsock, Jr. is affiliated with Pinnacle Asset Management Inc.

Transactions with Promoters

     On or about February 1997, Mr. Kevin Lichtman, the former Chief Executive Officer and President and Mr. Jack Cabasso reorganized the Company and may be deemed to be promoters within the meaning of the Act. The Company has become aware that, prior to the reorganization, Mr. Lichtman and Mr. Cabasso had an oral understanding that Mr. Cabasso would "own" one-half of the shares of common stock issued to Mr. Lichtman pursuant to the reorganization of the Company. Mr. Lichtman was issued 1,850,000 shares of common stock in connection with the reorganization of the Company and on February 1, 1999, Mr. Lichtman transferred 907,000 shares of common stock to entities that the Company believes are controlled by Mr. Cabasso.

     On March 8, 1997, the Company entered a three year Consulting Agreement with Alcott Simpson & Co. ("Alcott") for investment banking and consulting services. In consideration of the services, the Company issued Alcott 400,000 shares of common stock and agreed to pay Alcott $10,000 per month. To the Company's knowledge, Mr. Cabasso was a representative of Alcott.

     Management of the Company has recently learned that Mr. Cabasso was found to have violated the court-ordered terms of his federal supervised release on September 22, 1995, which was imposed pursuant to a 1993 conviction. The Company believes that Messrs. Lichtman and Cabasso have no current interest in the Company, except for 41,137 shares of common stock held by Mr. Lichtman and certain debt obligations of the Company to Alcott and The Rock Company, a company the Company believes is controlled by Mr. Cabasso.

Item 13.  Exhibits, List and Reports of Form 8-K

(a)  Exhibits

     Exhibit No.    Description
     ----------     -----------

     3.1 Amended and Restated Articles of Incorporation of FinancialWeb.com, Inc. (filed as Exhibit 3.1 to the Company's Registration Statement on Form 10-SB filed on April 16, 1999, as amended and incorporated herein by reference)

     3.2 Bylaws of FinancialWeb.com, Inc. (filed as Exhibit 3.2 to the Company's Registration Statement on Form 10-SB filed on April 16, 1999, as amended and incorporated herein by reference)

     4.1 Articles IV, VI & VII of the Amended and Restated Articles of Incorporation of FinancialWeb.com, Inc. (filed as Exhibit
                    4.1 to the Company's Registration Statement on Form 10-SB filed on April 16, 1999, as amended and incorporated herein by reference)

     4.2            Articles 2, 6, and 7 of the Bylaws of FinancialWeb.com, Inc.
                    (filed as Exhibit 4.2 to the Company's Registration Statement on Form 10-SB filed on April 16, 1999, as amended and incorporated herein by reference)

     4.3 Purchase Agreement with Jeffrey A. Grossman dated March 3, 1997 (filed as Exhibit 4.3 to the Company's Registration Statement on Form 10-SB filed on April 16, 1999, as amended and incorporated herein by reference)

     4.4 Registration Rights Agreement with Alcott Simpson & Co., Inc. dated March 10, 1997 (filed as Exhibit 4.4 to the Company's Registration Statement on Form 10-SB filed on April 16, 1999, as amended and incorporated herein by reference)

     4.5 Registration Rights Agreement with Stewart International Investments, Ltd., dated March 10, 1997 (filed as Exhibit
                    4.5 to the Company's Registration Statement on Form 10-SB filed on April 16, 1999, as amended and incorporated herein by reference)

     4.6 Warrant to Purchase Common Stock for Masada I, L.P. and Registration Rights Agreement, dated July 1, 1998 (filed as
                    Exhibit 4.6 to the Company's Registration Statement on Form 10-SB filed on April 16, 1999, as amended and incorporated herein by reference)

     4.7 Warrant to Purchase Common Stock for The Harmat Organization, Inc. and Registration Rights Agreement dated July 13, 1998 (filed as Exhibit 4.7 to the Company's Registration Statement on Form 10-SB filed on April 16, 1999, as amended and incorporated herein by reference)

     4.8 Registration Rights Agreement with Alcott Simpson & Co., Inc. dated July 17, 1997 (filed as Exhibit 4.8 to the Company's Registration Statement on Form 10-SB filed on April 16, 1999, as amended and incorporated herein by reference)

     4.9 Registration Rights Agreement with Rock Company, Inc. dated July 17, 1997 (filed as Exhibit 4.9 to the Company's Registration Statement on Form 10-SB filed on April 16, 1999, as amended and incorporated herein by reference)

     4.10 Convertible Note payable to Frank Musolino due December 14, 1999 (filed as Exhibit 4.10 to the Company's Registration Statement on Form 10-SB filed on April 16, 1999, as amended and incorporated herein by reference)

     4.11 Warrant Agreement with Glenn B. Laken dated January 6, 1999 (filed as Exhibit 4.11 to the Company's Registration Statement on Form 10-SB filed on April 16, 1999, as amended and incorporated herein by reference)

     4.12 Warrant Agreement with John J. Katsock dated March 10, 1999 (filed as Exhibit 4.12 to the Company's Registration Statement on Form 10-SB filed on April 16, 1999, as amended and incorporated herein by reference)

     4.13 Convertible Note payable to Larry Riesberg dated February 12, 1999 (filed as Exhibit 4.13 to the Company's Registration Statement on Form 10-SB filed on April 16, 1999, as amended and incorporated herein by reference)

     4.14 Convertible Note payable to Donald Sliter dated February 12, 1999 (filed as Exhibit 4.14 to the Company's Registration Statement on Form 10-SB filed on April 16, 1999, as amended and incorporated herein by reference)

     4.15 Convertible Note payable to Steven Muslin dated February 12, 1999 (filed as Exhibit 4.15 to the Company's Registration Statement on Form 10-SB filed on April 16, 1999, as amended and incorporated herein by reference)

     4.16 Convertible Note payable to Dr. Thwack, an Illinois general partnership dated February 12, 1999 (filed as Exhibit 4.16 to the Company's Registration Statement on Form 10-SB filed on April 16, 1999, as amended and incorporated herein by reference)

     4.17 Convertible Note payable to Steven F. Story, Revocable Trust of 8/9/95 dated March 25, 1999 (filed as Exhibit 4.17 to the Company's Registration Statement on Form 10-SB filed on April 16, 1999, as amended and incorporated herein by reference)

     4.18 Convertible Note payable to Banning Enterprises Ltd. dated March 25, 1999 (filed as Exhibit 4.18 to the Company's Registration Statement on Form 10-SB filed on April 16, 1999, as amended and incorporated herein by reference)

     4.19 Convertible Note payable to Anson McCoy Beard, Jr, dated March 30, 1999 (filed as Exhibit 4.19 to the Company's Registration Statement on Form 10-SB filed on April 16, 1999, as amended and incorporated herein by reference)

     4.20           Convertible Note payable to the Prime Equity Fund, L.P.
                    dated March 30, 1999 (filed as Exhibit 4.20 to the Company's Registration Statement on Form 10-SB filed on April 16, 1999, as amended and incorporated herein by reference)

     4.21 Convertible Note payable to Adel R.B. Kellel dated March 30, 1999 (filed as Exhibit 4.21 to the Company's Registration Statement on Form 10-SB filed on April 16, 1999, as amended and incorporated herein by reference)

     4.22 Convertible Note payable to Dogwood Bonsai Opportunity Fund, L.P. dated March 30, 1999 (filed as Exhibit 4.22 to the Company's Registration Statement on Form 10-SB filed on April 16, 1999, as amended and incorporated herein by reference)

     4.23 Convertible Note payable to Adel R.B. Kellel dated March 30, 1999 (filed as Exhibit 4.23 to the Company's Registration Statement on Form 10-SB filed on April 16, 1999, as amended and incorporated herein by reference)

     4.24 Convertible Note payable to Bluewater Consulting, Inc. dated March 30, 1999 (filed as Exhibit 4.24 to the Company's Registration Statement on

                    Form 10-SB filed on April 16, 1999, as amended and incorporated herein by reference)

     4.25 Consulting Agreement with registration rights, with Gary Gould dated March 1, 1999 (filed as Exhibit 4.25 to the Company's Registration Statement on Form 10-SB filed on April 16, 1999, as amended and incorporated herein by reference)

     4.26 Director Services Agreement with Martin Averbuch dated March 24, 1999 (filed as Exhibit 4.26 to the Company's Registration Statement on Form 10-SB filed on April 16, 1999, as amended and incorporated herein by reference)

     4.27 Form of Certificate of Designations, Preferences and Rights for Series A Convertible Preferred Stock (filed as Exhibit
                    4.27 to the Company's Current Report on Form 8-K filed on April 12, 2000 and incorporated herein by reference)

     10.1 Employment Agreement with Kevin Lichtman dated April 1, 1997, and amendment thereto, dated November 4, 1998 (filed as Exhibit 10.1 to the Company's Registration Statement on Form 10-SB filed on April 16, 1999, as amended and incorporated herein by reference)

     10.2 Employment Agreement with James P. Gagel dated December 1, 1998, and amendment thereto, dated February 1, 1999 (filed as Exhibit 10.2 to the Company's Registration Statement on Form 10-SB filed on April 16, 1999, as amended and incorporated herein by reference)

     10.3 Employment Agreement with Jeffrey Abbott dated October 1, 1998 (filed as Exhibit 10.3 to the Company's Registration Statement on Form 10-SB filed on April 16, 1999, as amended and incorporated herein by reference)

     10.4 Employment Agreement with John Keating dated February 9, 1998 (filed as Exhibit 10.4 to the Company's Registration Statement on Form 10-SB filed on April 16, 1999, as amended and incorporated herein by reference)

     10.5 Employment Agreement with Carl Surran dated July 21, 1997 (filed as Exhibit 10.5 to the Company's Registration Statement on Form 10-SB filed on April 16, 1999, as amended and incorporated herein by reference)

     10.6 Director Services Agreement with Martin Averbuch dated March 24, 1999 (filed as Exhibit 10.6 to the Company's Registration Statement on Form 10-SB filed on April 16, 1999, as amended and incorporated herein by reference)

     10.7 Asset Purchase Agreement with Jeffrey A. Grossman dated March 3, 1997 (filed as Exhibit 10.7 to the Company's Registration Statement on Form 10-SB filed on April 16, 1999, as amended and incorporated herein by reference)

     10.8 Asset Purchase Agreement with Gene Homicki dated March 3, 1997 (filed as Exhibit 10.8 to the Company's Registration Statement on Form 10-SB filed on April 16, 1999, as amended and incorporated herein by reference)

     10.9 Asset Purchase Agreement with Randall Shepardson dated January 11, 1998 (filed as Exhibit 10.9 to the Company's Registration Statement on Form 10-SB filed on April 16, 1999, as amended and incorporated herein by reference)

     10.10 Asset Purchase Agreement with Patrick Welsh dated February 17, 1999 (filed as Exhibit 10.10 to the Company's Registration Statement on Form 10-SB filed on April 16, 1999, as amended and incorporated herein by reference)

     10.11 Asset Purchase Agreement with Michael Onghai and Daily Stocks, Inc. dated April 7, 1999 (filed as Exhibit 10.11 to the Company's Registration Statement on Form 10-SB filed on April 16, 1999, as amended and incorporated herein by reference)

     10.12 License Agreement with Thomson Investors Network dated September 15, 1997 (filed as Exhibit 10.12 to the Company's Registration Statement on Form 10-SB filed on April 16, 1999, as amended and incorporated herein by reference)

     10.13 License Agreement with Media General Financial Services, Inc. dated September 17, 1997 (filed as Exhibit 10.13 to the Company's Registration Statement on Form 10-SB filed on April 16, 1999, as amended and incorporated herein by reference)

     10.14 License Agreement with Douglas Pike dated December 3, 1997 (filed as Exhibit 10.14 to the Company's Registration Statement on Form 10-SB filed on April 16, 1999, as amended and incorporated herein by reference)

     10.15 License Agreement with Nathaniel Cohen dated December 23, 1997 (filed as Exhibit 10.15 to the Company's Registration Statement on Form 10-SB filed on April 16, 1999, as amended and incorporated herein by reference)

     10.16 License Agreement with North American Quotations, Inc. dated February 24, 1998 (filed as Exhibit 10.16 to the Company's Registration Statement on Form 10-SB filed on April 16, 1999, as amended and incorporated herein by reference)

     10.17 License Agreement with Comtex Scientific Corporation dated February 25, 1998 (filed as Exhibit 10.17 to the Company's Registration Statement on Form 10-SB filed on April 16, 1999, as amended and incorporated herein by reference)

     10.18 License Agreement with Partes Corporation dated April 1, 1998 (filed as Exhibit 10.18 to the Company's Registration Statement on Form 10-SB filed on April 16, 1999, as amended and incorporated herein by reference)

     10.19 License Agreement with ValueLine Publishing, Inc. dated June 1, 1998 (filed as Exhibit 10.19 to the Company's Registration Statement on Form 10-SB filed on April 16, 1999, as amended and incorporated herein by reference)

     10.20 License Agreement with SportsTicker Enterprises, L.P, dated August 13, 1998 (filed as Exhibit 10.20 to the Company's Registration Statement on Form 10-SB filed on April 16, 1999, as amended and incorporated herein by reference)

     10.21 License Agreement with InfoSeek Corporation dated August 28, 1998 (filed as Exhibit 10.21 to the Company's Registration Statement on Form 10-SB filed on April 16, 1999, as amended and incorporated herein by reference)

     10.22 License Agreement with S&P Comstock, Inc., dated October 4, 1998 (filed as Exhibit 10.22 to the Company's Registration Statement on Form

                    10-SB filed on April 16, 1999, as amended and incorporated herein by reference)

     10.23 License Agreement with Weathernews, Inc., dated December 1, 1998 (filed as Exhibit 10.23 to the Company's Registration Statement on Form 10-SB filed on April 16, 1999, as amended and incorporated herein by reference)

     10.24 Distribution Agreement with Pace Financial Network, LLC, dated March 15, 1999 (filed as Exhibit 10.24 to the Company's Registration Statement on Form 10-SB filed on April 16, 1999, as amended and incorporated herein by reference)

     10.25          Consulting Agreement with Spencer Trask Securities Inc.
                    dated July 2, 1998, and amendment thereto, dated August 20, 1998 (filed as Exhibit 10.25 to the Company's Registration Statement on Form 10-SB filed on April 16, 1999, as amended and incorporated herein by reference)

     10.26 Consulting Agreement with Glenn B. Laken dated January 6, 1999 (filed as Exhibit 10.26 to the Company's Registration Statement on Form 10-SB filed on April 16, 1999, as amended and incorporated herein by reference)

     10.27 Consulting Agreement with John J. Katsock dated March 10, 1999 (filed as Exhibit 10.27 to the Company's Registration Statement on Form 10-SB filed on April 16, 1999, as amended and incorporated herein by reference)

     10.28 Consulting Agreement with Allen & Company Incorporated dated March 31, 1999 (filed as Exhibit 10.28 to the Company's Registration Statement on Form 10-SB filed on April 16, 1999, as amended and incorporated herein by reference)

     10.29 Convertible Note payable to Larry Riesberg dated February 12, 1999 (filed as Exhibit 10.29 to the Company's Registration Statement on Form 10-SB filed on April 16, 1999, as amended and incorporated herein by reference)

     10.30 Convertible Note payable to Donald Sliter dated February 12, 1999 (filed as Exhibit 10.30 to the Company's Registration Statement on Form 10-SB filed on April 16, 1999, as amended and incorporated herein by reference)

     10.31 Convertible Note payable to Steven Muslin dated February 12, 1999 (filed as Exhibit 10.31 to the Company's Registration Statement on Form 10-SB filed on April 16, 1999, as amended and incorporated herein by reference)

     10.32 Convertible Note payable to Dr. Thwack, an Illinois general partnership dated February 12, 1999 (filed as Exhibit 10.32 to the Company's Registration Statement on Form 10-SB filed on April 16, 1999, as amended and incorporated herein by reference)

     10.33 Convertible Note payable to Steven F. Story, Revocable Trust of 8/9/95 dated March 25, 1999 (filed as Exhibit 10.33 to the Company's Registration Statement on Form 10-SB filed on April 16, 1999, as amended and incorporated herein by reference)

     10.34 Convertible Note payable to Banning Enterprises Ltd. dated March 25, 1999 (filed as Exhibit 10.34 to the Company's Registration Statement on Form 10-SB filed on April 16, 1999, as amended and incorporated herein by reference)

     10.35 Convertible Note payable to Anson McCoy Beard, Jr. dated March 30, 1999 (filed as Exhibit 10.35 to the Company's Registration Statement on Form 10-SB filed on April 16, 1999, as amended and incorporated herein by reference)

     10.36 Convertible Note payable to Prime Equity Fund, L.P. dated March 30, 1999 (filed as Exhibit 10.36 to the Company's Registration Statement on Form 10-SB filed on April 16, 1999, as amended and incorporated herein by reference)

     10.37 Convertible Note payable to Adel R. B. Kellel dated March 30, 1999 (filed as Exhibit 10.37 to the Company's Registration Statement on Form 10-SB filed on April 16, 1999, as amended and incorporated herein by reference)

     10.38 Convertible Note payable to Dogwood Bonsai Opportunity Fund, L.P. dated March 30, 1999 (filed as Exhibit 10.38 to the Company's Registration Statement on Form 10-SB filed on April 16, 1999, as amended and incorporated herein by reference)

     10.39 Convertible Note payable to Adel R.B. Kellel dated March 30, 1999 (filed as Exhibit 10.39 to the Company's Registration Statement on Form 10-SB filed on April 16, 1999, as amended and incorporated herein by reference)

     10.40 Convertible Note payable to Bluewater Consulting, Inc. dated March 30, 1999 (filed as Exhibit 10.40 to the Company's Registration Statement on Form 10-SB filed on April 16, 1999, as amended and incorporated herein by reference)

     10.41          Promissory Note payable to The Harmat Organization, Inc.
                    dated December 15, 1998 (filed as Exhibit 10.41 to the Company's Registration Statement on Form 10-SB filed on April 16, 1999, as amended and incorporated herein by reference)

     10.42          FinancialWeb.com, Inc. 1999 Stock Incentive Plan

     10.43 Form of Conversion Notice to One Year Convertible Note Holders (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on April 12, 2000 and incorporated herein by reference)

     10.44 Agreement between FinancialWeb.com, Inc. and StarMedia, dated November 19, 1999.

     10.45          Employment Agreement with Kevin E. Leininger, dated January
                    1, 2000

     10.46          Employment Agreement with Jeffrey A. Rudman dated February
                    21, 2000

     10.47          Directors Service Agreement with Edward E. Mullen, dated
                    March 1, 2000

     10.48          Employment Agreement with Ron Guerriero dated March 7, 2000

     10.49          Employment Agreement with Leonard W. von Vital dated March
                    13, 2000

     10.50          Employment Agreement with Susan Dempsey dated March 21, 2000

     10.51          Employment Agreement with Lsyle Wickersham dated April 6,
                    2000

     27.1           Financial Data Schedule

(b)  Reports on Form 8-K.

     On December 8, 1999, the Company filed a Current Report on Form 8-K dated October 22, 1999 reporting under Item 5, the resignation of Mr. Kevin Lichtman as President, Chief Executive Officer and Chairman of the Board and director. In addition, the Current Report discussed the terms of Mr. Lichtman's severance agreement.

FINANCIALWEB.COM, INC. AND SUBSIDIARIES

TABLE OF CONTENTS
--------------------------------------------------------------------------------

                                                                                                Page
INDEPENDENT AUDITORS' REPORT                                                                     F-1

CONSOLIDATED FINANCIAL STATEMENTS:

    Consolidated Balance Sheets
      as of December 31, 1999 and 1998 (As restated)                                             F-2

    Consolidated Statements of Operations
      for the Years Ended December 31, 1999, 1998 (As restated), and 1997 (As restated)          F-3

    Consolidated Statements of Stockholders' Deficiency
      for the Years Ended December 31, 1999, 1998 (As restated), and 1997 (As restated)          F-4

    Consolidated Statements of Cash Flows
      for the Years Ended December 31, 1999, 1998 (As restated), and 1997 (As restated)          F-5-6

    Notes to Consolidated Financial Statements
      for the Years Ended December 31, 1999, 1998 (As restated), and 1997 (As restated)          F-7-26

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of FinancialWeb.com, Inc.:


We have audited the accompanying consolidated balance sheets of FinancialWeb.com, Inc. and subsidiaries (the Company) as of December 31, 1999 and 1998 and the related consolidated statements of operations, stockholders' deficiency, and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 1999 and 1998 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2, the Company's recurring losses from operations, working capital deficiency, negative cash flow from operations, and net stockholders' deficiency raise substantial doubt about its ability to continue as a going concern. Management's plans relating to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 3, the accompanying 1998 and 1997 consolidated financial statements have been restated.

Certified Public Accountants


Orlando, Florida
May 25, 2000

FINANCIALWEB.COM, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1999 AND 1998
-------------------------------------------------------------------------------

ASSETS                                                                                                1999             1998
                                                                                                                   (As restated -
                                                                                                                    see Note 3)
CURRENT ASSETS:
  Cash and cash equivalents                                                                       $     94,842      $   327,912
  Accounts receivable (net of allowance for doubtful
    accounts of $5,581 in 1999)                                                                        120,137                -
  Prepaid expenses                                                                                      16,576           20,738
                                                                                                  ------------      -----------

           Total current assets                                                                        231,555          348,650

PROPERTY AND EQUIPMENT - Net                                                                           310,783          188,745

INTANGIBLE ASSETS - Net                                                                                166,023          228,747

OTHER ASSETS                                                                                             8,478            5,580
                                                                                                  ------------      -----------

TOTAL                                                                                             $    716,839      $   771,722
                                                                                                  ============      ===========

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
  Accounts payable and accrued expenses                                                           $  1,761,247      $   385,109
  Notes payable                                                                                        546,468          750,436
                                                                                                  ------------      -----------

           Total current liabilities                                                                 2,307,715        1,135,545
                                                                                                  ------------      -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIENCY:
  Preferred stock - $.001 par value, 10,000,000 shares authorized, zero issued
    and 815,487 subscribed (with a liquidation preference of $3 per share)                                 816                -
  Common stock - $.001 par value, 100,000,000 shares authorized,
    6,580,839 and 4,973,000 shares, respectively, issued and outstanding                                 6,581            4,973
  Additional paid-in capital                                                                        61,216,165        5,022,048
  Accumulated deficit                                                                              (63,083,383)      (5,190,844)
  Contractual obligation to issue shares                                                               530,000                -
  Deferred stock-based employee compensation                                                          (261,055)               -
  Stock subscription receivable                                                                              -         (200,000)
                                                                                                  ------------      -----------

           Total stockholders' deficiency                                                           (1,590,876)        (363,823)
                                                                                                  ------------      -----------

TOTAL                                                                                             $    716,839      $   771,722
                                                                                                  ============      ===========

See notes to consolidated financial statements.

FINANCIALWEB.COM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997
-------------------------------------------------------------------------------

                                                                          1999               1998                 1997
                                                                                             (As restated -see Note 3)
REVENUES                                                          $    445,882          $   159,529          $    68,978

COST OF REVENUES                                                       399,387              217,239               19,612
                                                                  ------------          -----------          -----------

           Gross profit (loss)                                          46,495              (57,710)              49,366

RESEARCH AND DEVELOPMENT                                             1,122,491              293,409               56,729

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES:
  Stock-based (noncash) employee compensation                        2,430,500               73,750                    -
  Stock-based (noncash) consulting fees                             45,339,128              402,654            2,400,000
  Other (inclusive of noncash stock-based expenses
    of $530,000 in 1999)                                             3,496,611              937,641              325,536
                                                                  ------------          -----------          -----------

           Operating loss                                          (52,342,235)          (1,765,164)          (2,732,899)

INTEREST EXPENSE (inclusive of noncash interest
  of $4,007,722, $645,627, and $0 for 1999, 1998,
  and 1997, respectively)                                            4,075,304              652,575                4,324
                                                                  ------------          -----------          -----------

LOSS BEFORE EXTRAORDINARY ITEM                                     (56,417,539)          (2,417,739)          (2,737,223)

EXTRAORDINARY ITEM - Loss on early extinguishment
  of convertible notes                                               1,475,000                    -                    -
                                                                  ------------          -----------          -----------

NET LOSS                                                          $(57,892,539)         $(2,417,739)         $(2,737,223)
                                                                  ============          ===========          ===========

LOSS PER SHARE BEFORE EXTRAORDINARY
  ITEM - Basic and diluted                                        $     (10.56)         $     (0.71)         $     (1.29)

EXTRAORDINARY LOSS PER SHARE - Basic and diluted                         (0.28)                   -                    -
                                                                  ------------          -----------          -----------

NET LOSS PER SHARE - Basic and diluted                            $     (10.84)         $     (0.71)         $     (1.29)
                                                                  ============          ===========          ===========

See notes to consolidated financial statements.

FINANCIALWEB.COM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
YEARS ENDED DECEMBER 31, 1999, 1998 (As restated - see Note 3), AND 1997 (As restated - see Note 3)
--------------------------------------------------------------------------------

                                                              Preferred                  Common     Additional
                                                   ----------------------------------------------     Paid-In       Accumulated
                                                     Shares      Amount     Shares        Amount      Capital         Deficit
BALANCE, JANUARY 1, 1997                                   -     $    -       80,000       $   80    $    39,346   $     (35,882)
  Issuance of founders' stock                              -          -    1,989,000        1,989         (1,989)              -
  Private placement of stock                               -          -      200,000          200         99,800               -
  Stock issued for acquisition of assets                   -          -       11,000           11         65,989               -
  Stock issued for consulting services                     -          -      400,000          400      2,399,600               -
  Net loss                                                 -          -            -            -              -      (2,737,223)
                                                     -------     ------    ---------       ------    -----------   -------------

BALANCE, DECEMBER 31, 1997                                 -          -    2,680,000        2,680      2,602,746      (2,773,105)
  Private placement of stock                               -          -    1,000,000        1,000        699,000               -
  Stock granted for employee compensation                  -          -      118,000          118         73,632               -
  Stock issued for acquisition of assets                   -          -      100,000          100         99,900               -
  Warrants granted for consulting services                 -          -            -            -        402,654               -
  Exercise of warrants issued for consulting
   services                                                -          -      800,000          800        199,200               -
  Warrants granted in connection with debt
   financing                                               -          -            -            -        109,074               -
  Stock issued to retire debt                              -          -      275,000          275        335,842               -
  Issuance of convertible debt with a beneficial
    conversion feature                                     -          -            -            -        500,000               -
  Amortization of employee stock-based compensation        -          -            -            -              -               -
   Net loss                                                 -          -            -            -              -      (2,417,739)
                                                     -------     ------    ---------       ------    -----------   -------------

BALANCE, DECEMBER 31, 1998                                 -          -    4,973,000        4,973      5,022,048      (5,190,844)
  Warrants granted for consulting services                 -          -            -            -     45,339,128               -
  Issuance of convertible debt with a beneficial
    conversion feature                                     -          -            -            -      2,300,000               -
  Retirement of and cashless reissuance of stock           -          -      (24,615)         (25)      (199,975)              -
  Cashless exercise of warrants granted in
   connection with consulting services                     -          -      500,000          500           (500)              -
  Cashless exercise of employee options                    -          -        9,454           10        155,981               -
  Stock options granted for employee compensation          -          -            -            -        404,364               -
  Stock options granted for director compensation          -          -            -            -      2,131,200               -
  Warrants granted in connection with debt
   financing                                               -          -            -            -        769,391               -
  Conversion and extinguishment of convertible debt  815,487        816    1,123,000        1,123      5,294,528               -
  Contractual obligation to issue shares                   -          -            -            -              -               -
  Amortization of employee stock-based compensation        -          -            -            -              -               -
  Net loss                                                 -          -            -            -              -     (57,892,539)
                                                     -------     ------    ---------       ------    -----------   -------------

BALANCE, DECEMBER 31, 1999                           815,487     $  816    6,580,839       $6,581    $61,216,165   $ (63,083,383)
                                                     =======     ======    =========       ======    ===========   =============


                                                                      Deferred       Contractual      Total
                                                     Stock          Stock-Based      Obligation   Stockholders'
                                                  Subscription        Employee        to Issue    (Deficiency)
                                                   Receivable       Compensation       Shares        Equity
BALANCE, JANUARY 1, 1997                           $         -      $          -     $         -   $      3,544
  Issuance of founders' stock                                -                 -               -              -
  Private placement of stock                                 -                 -               -        100,000
  Stock issued for acquisition of assets                     -                 -               -         66,000
  Stock issued for consulting services                       -                 -               -      2,400,000
  Net loss                                                   -                 -               -     (2,737,223)
                                                   -----------      ------------     -----------   ------------

BALANCE, DECEMBER 31, 1997                                   -                 -               -       (167,679)
  Private placement of stock                                 -                 -               -        700,000
  Stock granted for employee compensation                    -           (73,750)              -              -
  Stock issued for acquisition of assets                     -                 -               -        100,000
  Warrants granted for consulting services                   -                 -               -        402,654
  Exercise of warrants issued for consulting
   services                                           (200,000)                -               -              -
  Warrants granted in connection with debt
   financing                                                 -                 -               -        109,074
  Stock issued to retire debt                                -                 -               -        336,117
  Issuance of convertible debt with a beneficial                                                              -
    conversion feature                                       -                 -               -        500,000
  Amortization of employee stock-based compensation          -            73,750               -         73,750
  Net loss                                                   -                 -               -     (2,417,739)
                                                   -----------      ------------     -----------   ------------

BALANCE, DECEMBER 31, 1998                            (200,000)                -               -       (363,823)
  Warrants granted for consulting services                   -                 -               -     45,339,128
  Issuance of convertible debt with a beneficial
    conversion feature                                       -                 -               -      2,300,000
  Retirement of and cashless reissuance of stock       200,000                 -               -              -
  Cashless exercise of warrants granted in
   connection with consulting services                       -                 -               -              -
  Cashless exercise of employee options                      -          (155,991)              -              -
  Stock options granted for employee compensation            -          (404,364)              -              -
  Stock options granted for director compensation            -        (2,131,200)              -              -
  Warrants granted in connection with debt
   financing                                                 -                 -               -        769,391
  Conversion and extinguishment of convertible debt          -                 -               -      5,296,467
  Contractual obligation to issue shares                     -                 -         530,000        530,000
  Amortization of employee stock-based compensation          -         2,430,500               -      2,430,500
  Net loss                                                   -                 -               -    (57,892,539)
                                                   -----------      ------------     -----------   ------------

BALANCE, DECEMBER 31, 1999                         $         -      $   (261,055)    $   530,000   $ (1,590,876)
                                                   ===========      ============     ===========   ============

FINANCIALWEB.COM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997
--------------------------------------------------------------------------------

                                                                            1999                   1998           1997
                                                                                                (As restated - see Note 3)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                              $(57,892,539)          $(2,417,739)   $(2,737,223)
  Adjustments to reconcile net loss to net cash
    used by operating activities:
      Extraordinary loss                                                   1,475,000                     -              -
      Depreciation and amortization                                          125,536                89,343         23,698
      Noncash interest expense                                             4,007,722               645,627              -
      Noncash stock-based expenses                                           530,000                     -              -
      Noncash stock-based consulting fees                                 45,339,128               402,654      2,400,000
      Noncash stock-based employee compensation                            2,430,500                73,750              -
      Changes in operating assets and liabilities:
        Decrease (increase) in prepaid expenses                                4,163               (17,793)          (945)
        Increase in other assets                                              (2,898)               (3,430)        (2,150)
        Increase in accounts receivable                                     (120,137)                    -              -
        Increase in accounts payable and accrued expenses                  1,376,138               225,159        159,950
                                                                        ------------           -----------    -----------

           Net cash used in operating activities                          (2,727,387)           (1,002,429)      (156,670)
                                                                        ------------           -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                                        (184,850)             (138,813)       (48,070)
  Purchase of intangible assets                                                    -                (3,650)       (74,000)
                                                                        ------------           -----------    -----------

           Net cash used in investing activities                            (184,850)             (142,463)      (122,070)
                                                                        ------------           -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from notes payable                                              2,800,000               870,000        310,000
  Repayment of notes payable                                                 (75,000)             (180,000)       (50,000)
  Issuance of common stock                                                         -               700,000        100,000
  Stock issuance costs                                                       (45,833)                    -              -
                                                                        ------------           -----------    -----------

           Net cash provided by financing activities                       2,679,167             1,390,000        360,000
                                                                        ------------           -----------    -----------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                        (233,070)              245,108         81,260

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                 327,912                82,804          1,544
                                                                        ------------           -----------    -----------

CASH AND CASH EQUIVALENTS, END OF YEAR                                  $     94,842           $   327,912    $    82,804
                                                                        ============           ===========    ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION -
  Cash paid during the year for interest                                $      2,932           $         -    $         -
                                                                        ============           ===========    ===========

                                                                     (Continued)

FINANCIALWEB.COM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997
--------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

                                                                                   1998                         1997
                                                     1999                (As restated - see Note 3)    (As restated - see Note 3)
                                           --------------------------    --------------------------    --------------------------
                                             Assets      Liabilities       Assets      Liabilities      Assets      Liabilities
Assets acquired for stock                     $   -     $         -       $100,000      $       -      $66,000        $     -
Assets acquired for debt                      $   -     $         -       $100,000      $ 100,000      $10,000        $10,000
Retirement of debt pursuant to                $   -     $         -
  warrant exercise                            $   -     $         -       $      -      $ (43,750)     $     -        $     -
Common stock issued to retire debt            $   -     $  (561,500)      $      -      $(292,367)     $     -        $     -
Conversion of debt to preferred stock         $   -     $(2,446,461)      $      -      $       -      $     -        $     -

See notes to consolidated financial statements.

                                                                     (Concluded)

FINANCIALWEB.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997
--------------------------------------------------------------------------------

1.   ORGANIZATION

     FinancialWeb.com, Inc. and its wholly owned subsidiaries (the Company) design, develop, and distribute e-financial business publications. During the first quarter of 2000, new management of the Company initiated a shift in the Company's strategy to include a business-to-business component and to provide e-financial content in multiple languages.

     FinancialWeb.com, Inc. was incorporated on May 16, 1983 in the State of Utah under the name of Vital Technologies, Inc., which was redomiciled in Nevada in 1988. FinancialWeb.com, Inc. was inactive from 1991 through 1996. On March 3, 1997, FinancialWeb.com, Inc. changed its name to Axxess, Inc., had a reverse stock split of the issued and outstanding common shares in a one for twenty-five transaction, changed directors, and entered the business of multimedia publishing and communications. On December 14, 1998, FinancialWeb.com, Inc. adopted its current name in order to more accurately reflect its core business.

2.   BASIS OF PRESENTATION

     The Company's consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has experienced net losses in every year of its operations, which losses have caused a working capital deficiency of $2,076,160 and a stockholders' deficiency of $1,590,876 as of December 31, 1999. In addition, the Company has consumed cash in its operating activities of $2,727,387, $1,002,429 and $156,670 for the years ended December 31, 1999, 1998 and 1997, respectively. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern.

     Management has been able, thus far, to finance the losses, as well as the growth of the business, through a series of private placements and private loans. The Company is continuing to seek other sources of financing. For instance, the Company completed a private placement of its common stock in April 2000, resulting in net proceeds of approximately $6,808,000, which is net of issuance costs of approximately $1,017,000. The Company is attempting to increase revenues by shifting its emphasis to generate recurring revenues from subscription fees for its proprietary and redistributed content and tools as well as co-branding and private labeling services. In addition, the Company is exploring alternate ways of generating revenues through partnerships with other businesses. Conversely, the on-going development and maintenance of its website along with international expansion is expected to result in operating losses for the foreseeable future. There are no assurances that the Company will be successful in achieving its goals.

     In view of these conditions, the Company's ability to continue as a going concern is dependent upon its ability to obtain additional financing or capital sources, to meet its financing requirements and ultimately to achieve profitable operations. Management believes that its current and future plans provide an opportunity to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that may be necessary in the event the Company cannot continue as a going concern.

3.   RESTATEMENT

     Subsequent to the issuance of the Company's December 31, 1998 and 1997 consolidated financial statements, which had been audited by an auditor other than the auditors of the accompanying consolidated financial statements, the Company's management determined that the value of the Company's common stock used to record assets acquired in 1998 and 1997, and to measure expense related to stock, options, and warrants granted to employees, directors, and consultants should have been based on the value of the Company's common stock as determined by its quoted market price. Additionally, the Company determined that certain expenses relating to employee benefits and trade payables had not been properly recorded.

     As a result, the accompanying 1998 and 1997 consolidated financial statements have been restated from amounts previously reported to appropriately account for such transactions. A summary of the significant effects of the restatement on the consolidated financial statements is as follows:

                                                                    As of                                     As of
                                                               December 31, 1998                         December 31, 1997
                                                      ---------------------------------           --------------------------------
                                                        As Previously            As               As Previously             As
         Balance Sheet Data                                Reported           Restated               Reported            Restated
         Prepaid expenses                                 $   113,515       $    20,738               $       -        $         -
         Intangible assets - net                              186,947           228,747                       -                  -
         Accounts payable and accrued expenses                266,203           385,109                       -                  -
         Additional paid-in capital                         2,070,395         5,022,048                 336,746          2,602,746
         Accumulated deficit                               (2,074,740)       (5,190,844)               (408,148)        (2,773,105)
         Total stockholders' deficiency                      (199,372)         (363,823)                (68,722)          (167,679)

                                                                     Year Ended                        Year Ended
                                                                  December 31, 1998                 December 31, 1997
                                                            ------------------------------   -------------------------------
                                                            As Previously       As            As Previously          As
         Statement of Operations Data                          Reported      Restated            Reported         Restated
         Research and development                                   -       $   293,409         $       -       $    56,729
         Selling, general, and administrative expenses:
           Stock-based employee compensation                        -            73,750                 -                 -
           Stock-based consulting fees                              -           402,654                 -         2,400,000
           Other                                            1,564,058           937,641           382,465           325,536
         Interest expense                                      43,501           652,575                 -                 -
         Net loss                                          (1,666,592)       (2,417,739)         (372,266)       (2,737,223)
         Net loss per share                                     (0.49)            (0.71)            (0.18)            (1.29)

4.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Principles of Consolidation - The consolidated financial statements include Financialweb.com, Inc. and its wholly owned subsidiaries, SlugFest.com, Inc., and Stock Detective.com, Inc. All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements.

     Cash and Equivalents - The Company considers all highly liquid financial instruments with a maturity at time of purchase of ninety days or less to be cash equivalents.

   Concentrations of Credit Risk - Cash and cash equivalents in excess of federally insured levels potentially subject the Company to a concentration of credit risk. The Company currently earns its revenues primarily from advertising that is derived from companies in the financial services industry.

   Fair Value of Financial Instruments - The Company's financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, notes payable, and accrued expenses, are carried at cost, which approximates fair value based on the short-term maturity of these instruments.

   Property and Equipment - Property and equipment are stated at cost. Depreciation is calculated on the various asset classes over their estimated useful lives, which range from five to seven years.

   Intangible Assets - Intangible assets consist primarily of Internet websites acquired and are stated at cost. Amortization is computed using the straight-line method over five years.

   Stock-Based Compensation - The Company has elected to account for its stock-based compensation granted to employees in accordance with the provisions of Accounting Principles Board Opinion 25 (APB 25), Accounting for Stock Issued to Employees. Under APB 25, compensation expense is based on the difference, if any, on the date of the grant, between the fair value of the Company's stock and the exercise price of the option. The Company discloses the information required under Statement of Financial Accounting Standards Statement No. 123, Accounting for Stock Based Compensation (Statement 123). Stock issued to nonemployees is accounted for under the provisions of Statement 123 and the Emerging Issues Task Force (EITF) Consensus in Issue No. 96-18, Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with, Selling Goods or Services (EITF 96-18).

   Under Statement 123, nonemployee stock-based compensation is accounted for based on the fair value of the consideration received or equity instruments issued, whichever is more readily determinable. However, Statement 123 does not address the measurement date and recognition period. EITF 96-18 states a consensus that the measurement date should be the earlier of the date at which a commitment for performance by the counterparty is reached or the date at which the counterparty's performance is complete.

   The Company's nonemployee stock-based compensation is determined using the Company's quoted closing market price as quoted on the Over-The-Counter Bulletin Board (OTCBB) or the Black-Scholes option pricing model.

   Debt Discount - Original issue debt discount associated with the value assigned to detachable common stock warrants issued in connection with the Company's bridge loans is being amortized as interest expense over the life of the loans.

   Long-Lived Assets - All long-lived assets and certain identifiable intangibles held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The Company compares the carrying value of its long-lived assets against projected undiscounted cash flow to determine any impairment and to evaluate the reasonableness of the depreciation and depreciation periods.

   Revenue Recognition - The Company's revenues have been derived principally from the sale of banner advertisements under short-term contracts. To date, the duration of the Company's advertising commitments have generally averaged from one to three months. Advertising revenues are recognized ratably in the period in which the advertisement is displayed, provided that no significant Company obligations remain and collection of the resulting receivable is probable. Company obligations typically include the guarantee of a minimum number of impressions or times that an advertisement appears in pages viewed by the users of the Company's online properties. During 1997, the Company also designed websites for customers. Revenue from this source was recognized when the design was complete.

   Research and Development Costs - The Company's research and development costs, which consist primarily of compensation and benefits for software programmers and developers, are expensed as incurred.

   Income Taxes - The Company accounts for income taxes under the liability method. Under such method, deferred taxes are computed based on the tax liability or benefit in future years of the reversal of temporary differences in the recognition of income or deduction of expenses between financial and tax reporting purposes. Deferred tax assets and liabilities are classified as current or noncurrent based on the classification of the related asset or liability for financial reporting purposes, or on the expected reversal date for deferred taxes that are not related to an asset or liability. A valuation allowance is provided to reduce deferred tax assets to the amount considered more likely than not to be realizable.

   Concentration and Sources of Content - The Company obtains financial data and information, such as stock pricing information, financial news, and research information from a limited number of content providers through nonexclusive contractual relationships. The Company may not be able to renew these contracts on favorable terms or a change in content providers could cause significant service disruptions, which would adversely affect the business.

   Use of Estimates - The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

   Recent Accounting Pronouncements - The Financial Accounting Standards Board
   (FASB) recently issued Statement No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of Effective Date of FASB Statement No 133. Statement 137 defers for one year the effective date of FASB No. 133 (Statement 133), Accounting for Derivative Instruments and Hedging Activities. The rule now will apply to all fiscal quarters of all fiscal years beginning after June 15, 2000. Statement 137 permits early adoption as of the beginning of any fiscal quarter after its issuance. Statement 133 will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The Company has not yet determined if it will early adopt this pronouncement. The Company does not expect its adoption will have a material impact on its consolidated financial statements, as it does not own any derivative instruments.

   Net Loss Per Share Information - Basic and diluted loss per share is computed based on the weighted average shares outstanding during the period. Diluted net income per share includes the dilutive effect of potential common stock issuances using the treasury stock method. Common equivalent shares are excluded from the computation if their effect is anti-dilutive. The Company's warrants, convertible preferred stock, and options have been excluded from diluted loss per share since their effect is anti-dilutive.

   The following table sets forth the calculation of net loss per share for the years ended December 31, 1999, 1998, and 1997:

                                                           1999                  1998                 1997

     Net loss before extraordinary item                $(56,417,539)         $(2,417,739)         $(2,737,223)
     Extraordinary loss                                  (1,475,000)                   -                    -
                                                       ------------          -----------          -----------

     Net loss                                          $(57,892,539)         $(2,417,739)         $(2,737,223)
                                                       ============          ===========          ===========

     Weighted average shares outstanding                  5,342,529            3,418,660            2,115,616
                                                       ============          ===========          ===========

     Net loss per share before extraordinary
       item - basic and diluted                        $     (10.56)         $     (0.71)         $     (1.29)
     Extraordinary loss per share - basic
       and diluted                                            (0.28)                   -                    -
                                                       ------------          -----------          -----------

     Net loss per share - basic and diluted            $     (10.84)         $     (0.71)         $     (1.29)
                                                       ============          ===========          ===========

   For the years ended December 31, 1999, 1998, and 1997, the Company had securities outstanding that could potentially dilute earnings per share in the future. They were excluded in the periods presented since their effect would have been anti-dilutive. The potential number of common shares into which these outstanding securities are convertible are as follows as of December 31:

                                                1999         1998        1997

     Convertible preferred stock                815,487         -           -
     Warrants outstanding                     2,640,556         -           -
     Options outstanding                        496,433    35,000           -

5. PROPERTY AND EQUIPMENT

   Property and equipment consists of the following as of December 31, 1999 and 1998:

                                                       1999            1998

     Computer equipment                              $338,025        $177,608
     Furniture, fixtures, and equipment                63,708          39,275
                                                     --------        --------

                                                      401,733         216,883
     Less accumulated depreciation                     90,950          28,138
                                                     --------        --------

                                                     $310,783        $188,745
                                                     ========        ========

   Amounts charged to depreciation expense were $62,812, $26,608, and $1,530 in 1999, 1998, and 1997, respectively.

6. INTANGIBLE ASSETS

   Intangible assets consist of the following as of December 31, 1999 and 1998:

                                                    1999            1998

     Internet web sites                           $303,650        $303,650
     Capitalized software                           10,000          10,000
                                                  --------        --------

                                                   313,650         313,650
     Less accumulated amortization                 147,627          84,903
                                                  --------        --------

                                                  $166,023        $228,747
                                                  ========        ========

   Amounts charged to amortization expense were $62,724, $62,735, and $22,168 in 1999, 1998, and 1997, respectively.


   Small Cap Investor - On March 3, 1997, the Company purchased the Small Cap Investor Internet website and related assets from an individual. The purchase price consisted of $60,000 in cash and 10,000 shares of the Company's common stock with a fair market value of $60,000 (see Note 10).

   Concurrent with the acquisition, the individual became an officer and director of the Company until his resignation in February 2000.

   Domain Name - On March 3, 1997, the Company purchased a domain name from an individual for 1,000 shares of common stock (see Note 10) with a fair market value of $6,000.

   Stocktools - On January 11, 1998, the Company purchased the Stocktools Internet website and related assets from an individual. The purchase price consisted of a $100,000 non-interest bearing note and 100,000 shares of stock with a fair market value of $100,000 (see Notes 8 and 10).

7. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

   Accounts payable and accrued expenses consist of the following at December 31, 1999 and 1998:

                                                       1999            1998

     Accounts payable                              $  875,347        $111,819
     Accrued consulting fees (Note 10)                198,003         210,000
     Accrued compensation and employee benefits        20,901          21,790
     Accrued contingency (Note 11)                    591,000               -
     Other                                             75,996          41,500
                                                   ----------        --------
                                                   $1,761,247        $385,109
                                                   ==========        ========

8.   NOTES PAYABLE

     Notes payable consists of the following as of December 31, 1999 and 1998:

                                                                                         1999            1998
         Note payable to a corporation, due December 15, 1999, interest
          thereon at 9.75%.                                                            $150,436        $150,436

         Bridge loans, bearing interest at 9.75%, payable to investors on the sooner of closing of a private placement or dates ranging through June 30, 2000, net of unamortized debt discount of $128,968
          (See Note 10).                                                                371,032               -

         Note payable to a company, due on demand, interest thereon at
          prime plus 2%,  9.75% at December 31, 1999.                                    25,000          25,000

         Convertible note payable to an individual, due December 14, 1999, interest thereon at 12%, converted into common stock during 1999
          (see Note 10).                                                                      -         500,000

         Note payable to a partnership, due August 12, 1999, interest
          thereon at 9.75% at December 31, 1998.  Repaid in 1999.                             -          50,000

         Note payable to an individual, original balance of $100,000 (see
          Note 6), non-interest bearing, due on demand.  Repaid in 1999.                      -          25,000
                                                                                       --------        --------

                                                                                       $546,468        $750,436
                                                                                       ========        ========

     Subsequent to December 31, 1999, the Company repaid all outstanding notes payable from the proceeds of a private placement of its common stock (see
     Note 15) except the $25,000 demand note payable to a company.

9.   INCOME TAXES

     At December 31, 1999, the Company has net operating loss carryforwards available to offset future taxable income of approximately $5,700,000 expiring at various dates from 2012 through 2019. The benefit of these carryforwards has been fully offset by a valuation allowance. U.S. tax rules impose limitations on the use of net operating losses and tax credits following certain defined changes in ownership. The Company has not completed the complex analysis required by the Internal Revenue Code to determine if an ownership change has occurred. If such a change were deemed to have occurred, the limitation could reduce or eliminate the amount of these benefits that would be available to offset future taxable income each year, starting with the year of ownership change.

     A reconciliation of the statutory federal income tax rate to the Company's effective tax rate is as follows for the year ended December 31:

                                                                     1999                        1998                   1997
                                                               ---------------------     ------------------     ------------------
                                                                    Amount        %         Amount       %         Amount       %
         Statutory tax expense                                 $ (19,683,463)  (34.0)    $ (822,031)  (34.0)    $ (930,656)  (34.0)
         State income taxes - net of federal tax effect             (215,778)   (0.4)       (77,147)   (3.2)       (17,431)   (0.6)
         Stock-based compensation                                 16,537,903    28.6        136,902     5.7        816,000    29.8
         Change in valuation allowance                             1,490,080     2.6        533,016    22.0        120,892     4.4
         Stock-based interest expense                              1,291,919     2.2        170,000     7.0              -       -
         Other                                                       579,339     1.0         59,260     2.5         11,195     0.4
                                                               -------------   -----     ----------   -----     ----------   -----

                                                               $           -       -     $        -       -     $        -       -
                                                               =============   =====     ==========   =====     ==========   =====

    Significant components of the net deferred tax assets and liabilities were as follows as of December 31:

                                                                        1999               1998              1997
         Net operating loss carryforwards                           $ 2,162,775         $ 663,702         $ 109,659
         Depreciation                                                   (18,788)           (9,795)             (801)
         Organization expense and start-up costs                              -                 -            12,033
                                                                    -----------         ---------         ---------

                                                                      2,143,987           653,907           120,891
         Valuation allowance                                         (2,143,987)         (653,907)         (120,891)
                                                                    -----------         ---------         ---------

         Deferred tax assets - net                                  $         -         $       -         $       -
                                                                    ===========         =========         =========

10. STOCKHOLDERS' EQUITY

     Founders' Shares - On March 3, 1997, 1,989,000 shares of common stock, $.001 par value, considered founders' shares, were issued in the earliest stages of the Company's current development (see Note 1) to officers and directors of the Company in exchange for initial contributed services rendered in forming the present business.

     Preferred Stock - The Company is authorized to issue up to 10,000,000 shares of preferred stock, 815,487 of which, par value $.001 per share, was designated by the Board of Directors on November 22, 1999 as Series A Convertible Preferred Stock (Series A). Series A stock converts into common stock on a share for share basis, initially, which amount is subject to adjustment in the event of stock splits, recapitalizations, or issuances of stock by the Company for less than the current conversion rate. The Series A stock is subject to redemption at the option of the Company. The Series A stock has no rights to dividends and no voting rights. Upon liquidation, the Series A stock has a preference over the common stock to the extent of the original issue price of $3.00 per share. Any additional shares or series of preferred stock, if and when issued, may have a dividend, voting, liquidation, and other rights superior to the common stock.

     Private Placement of Common Stock - During the years ended December 31, 1998 and 1997, the Company issued 1,000,000 and 200,000 shares, respectively, of its $.001 par value common stock through private placements. The amounts raised through these issuances were $700,000 and $100,000 in 1998 and 1997, respectively.

     Common Stock and Warrants Issued for Intangible Assets and Consulting Services - On March 3, 1997, the Company issued 11,000 shares of its common stock in exchange for an Internet website and domain names from two individuals. The Company recorded intangible assets of $66,000 (see Note 6) based on the fair value of the shares issued.

     On March 8, 1997, the Company recorded $2,400,000 in stock-based consulting fees expense upon issuing 400,000 shares of common stock in connection with engaging a financial consultant for a three-year term. The consulting agreement did not provide for any specific level or value of services to be performed. The financial consultant was an affiliate of a founder and significant shareholder of the Company. During 1999, the agreement was terminated and all of the stock was retained by the consultant. The agreement also provided for monthly cash payments of $10,000 over its term, for which the Company expensed $30,000, $120,000, and $90,000 during 1999, 1998, and 1997, respectively. As of December 31, 1999, unpaid consulting fees relating to this agreement of approximately $198,000 have been accrued and are included in accounts payable and accrued expenses (see Note 7) in the accompanying consolidated balance sheets.

     On January 11, 1998, the Company purchased an Internet website and related assets for 100,000 shares of its common stock with a fair value of $100,000 and a $100,000 non-interest bearing note (see Note 8). The Company guaranteed the value of the common stock at a $1.00 per share for an indefinite period. In connection with the purchase, the Company recorded an intangible asset (see Note 6) of $170,000 and fixed assets of $30,000 based on their relative fair values.

     The Company issued 800,000 warrants to purchase shares of its common stock at $0.25 per share on July 1, 1998 to a partnership in exchange for financial consulting services provided. In connection with this issuance, the Company expensed to stock-based consulting fees $402,654, based on the fair value of the warrants on the date of grant. On December 28, 1998, the partnership exercised the warrants and purchased 800,000 shares of the stock. The Company recorded a stock subscription receivable for the exercise price. On March 7, 1999, the Company and the partnership modified the stock warrant agreement to allow the cashless exercise of the warrants. To effect the cashless exercise, the original stock certificate for 800,000 shares was canceled and a new certificate for 775,385 shares was issued.

     On January 6, 1999 and March 10, 1999, the Company entered into separate agreements with two individuals, one of whom was a significant stockholder of the Company, to provide consulting services to the Company on similar terms and conditions over a five-year period. The consulting agreements do not provide for any specific level or value of services to be performed. As consideration for their services, the Company issued to each of these individuals warrants to purchase 1,000,000 shares of the Company's common stock, exercisable over five years at a price of $4.00. The warrants are nonforfeitable and were vested upon issuance. In connection with the issuance of the warrants, the Company recorded $27,599,387 in stock-based consulting fees expense based on the fair value of the warrants on their issuance. As of December 31, 1999, the individuals had exercised on a cashless basis a total of 500,000 of these warrants. To effect the cashless exercise, the individuals surrendered 98,765 warrants of the remaining 1,500,000 warrants. The warrants have anti-dilution features that adjust the exercise price and the number of warrants should the Company issue stock at a price less than $4.00 per share and less than the current market price (see Note 15 - Exploding Warrants).

     On March 31, 1999, the Company retained the services of a financial advisor for a one-year term to perform a variety of services, including matters relating to entering into one or more strategic partnerships, joint ventures or similar arrangements, possible mergers or stock sales or other dispositions, sales or other dispositions of business assets, and other similar or related matters with which the Company may have required assistance. In addition, the financial advisor had the right to act as the Company's exclusive financial advisor and/or placement agent in connection with the exploration of various financing alternatives, including, but not limited to, the raising of debt or equity capital, both public and private. The financial advisory agreement did not provide for any specific level or value of services to be performed. In connection with this agreement, warrants were issued to purchase 979,321 shares of the Company's common stock at an exercise price of $4.00 per share. The warrants issued were nonforfeitable, vested upon issuance, and were exercisable for a ten-year term. The Company recorded stock-based consulting fees expense of $16,296,659, which represents the fair value of the warrants at the date of issuance. On November 29, 1999, the Company and the financial advisor entered into a termination agreement subject to certain conditions (see Note 15 - Consultant Agreement) with respect to a private placement of its common stock that was closed in the first quarter of 2000.

     On October 1, 1999, an individual deposited $420,000 into an escrow account as required of the Company in order to engage in negotiations with StarMedia (see Note 14). As compensation, the Company granted the individual 100,000 irrevocable warrants for common stock exercisable at $3.00 per share and $50,000 in cash. The warrant agreements have an expiration date five years from the date of grant. The deposit was repaid by the Company prior to December 31, 1999, and the fair value of the warrant on the grant date of $485,866 was recorded as interest expense.

     In March 1999, two major stockholders of the Company, including the chief executive officer, each agreed to issue warrants to purchase 50,000 shares of the Company's common stock held by them to a financial advisor to the Company. The warrants are nonforfeitable, vested upon issuance, and were exercisable at a price of $4.00 per share over a term of five years. In connection with the issuance of these warrants, the Company, as beneficiary of the grants, recognized stock-based consulting fees of $1,288,712 based on the fair value of the warrants at the date of issuance. On December 15, 1999, these warrants were repriced at $3.00 per share. Additionally, the Company issued warrants to purchase 25,000 shares of the Company's common stock to the financial advisor as an inducement to participate in a private placement on December 15, 1999 (see Note 15 - Private Placement). These warrants were issued at an exercise price of $3.00 per share, are nonforfeitable, vested upon issuance, and can be exercised over five years. In connection with the issuance of the warrants for the additional shares and the repricing of the March 1999 warrants, the Company recognized $154,370 in additional stock-based consulting fees on December 31, 1999 based on the closing price of the common stock on the OTCBB on that date. On October 15, 1999, in connection with the resignation of the chief executive officer and founder, the Company assumed his obligation to fulfill the warrant he granted in March 1999 to the financial advisor (see
     Note 11 - Employment Agreements).

     On November 19, 1999, the Company incurred an obligation to issue 80,000 shares of common stock to a company for negotiating the StarMedia Networks, Inc. (StarMedia) agreement (see Note 14). The Company recorded stock-based broker fees of $530,000, based on the fair value of the shares on November 19, 1999.

     Common Stock Issued and Options Granted to Employees and Directors - On February 5, 1998, the Company granted fully vested options to an officer and director of the Company to purchase 10,000 shares of the Company's common stock at a strike price equal to the Company's closing stock price on the date of grant. Accordingly, no compensation expense was recorded for this grant. On April 20, 1999, the officer and director exercised the options using a cashless formula. As a result of the cashless exercise, a new measurement date occurred and stock-based employee compensation expense of $155,991 was recorded based on the net number of shares issued after the cashless exercise, which was determined as the difference between the strike price and the closing price of the Company's stock on the new measurement date.

     On April 24, 1998, the Company granted 118,000 shares of common stock to three employees of the Company under employment agreements. The Company recorded stock-based employee compensation expense of $73,750, based on the closing price of the Company's stock on the date of grant.

     On December 1, 1998, the Company entered into an employment agreement with an officer and director of the Company, which provides that options to purchase 25,000 shares of the Company's common stock be granted on December 1, 1998, 1999, and 2000 under the Company's 1999 Stock Incentive Plan (see
     Note 12). The Company has not recorded stock-based compensation expense associated with these options since, under the terms of the agreement, exercise prices are to equal the Company's closing stock price on each of those dates. Through December 1, 1999, the Company had granted a total of 50,000 options under the terms of the agreement.

     On March 24, 1999 and September 9, 1999, under the terms of separate Director Service Agreements, the Company issued options to three new directors to purchase a total of 300,000 shares of the Company's common stock under the Company's 1999 Stock Incentive Plan (see Note 12) at an exercise price of $5.00. At the time of issuance, the Company recorded deferred stock-based employee compensation expense of $1,931,200, based on the difference between the exercise price and the closing price of the Company's common stock on the dates of grant. Upon appointment to the Board of Directors, 25% of the shares vested immediately with the remaining shares vesting on a quarterly basis over a one-year period. During the year ended December 31, 1999, the Company amortized $1,890,600 as stock-based employee compensation expense relating to these options. As of December 31, 1999, none of the options had been exercised.

     On May 21, 1999, the Company granted options to purchase 142,277 shares of its common stock to certain employees under the Company's 1999 Stock Incentive Plan (see Note 12). The options vest over three to four years of continuous service. At the date of grant, exercise prices ranged from $5.00 to $14.25. Of the 142,277 options granted, 37,500 were granted at exercise prices below the Company's closing stock price on the date of grant. The Company recorded deferred stock-based employee compensation expense of $346,874, based on the difference between the exercise price and the closing stock price of the Company's stock on the date of grant. During the year ended December 31, 1999, the Company amortized $143,086 as deferred stock-based employee compensation expense relating to these options. Compensation expense was not recorded on the remaining grants since the exercise price equaled or exceeded the Company's stock closing price on the date of grant.

     On June 14, 1999, an officer and director of the Company was granted 20,000 options as directors' fees to purchase the Company's common stock under the Company's 1999 Stock Incentive Plan (see Note 12) at an exercise price of $5.00. At the time of the issuance, the Company recorded deferred stock-based compensation of $200,000, based on the difference between the exercise price and the closing price of the Company's common stock on the date of grant. These options vested immediately and can be exercised over a five-year period. During the year ended December 31, 1999, the Company amortized $183,333 as stock-based employee compensation expense relating to this grant. As of December 31, 1999, none of these options have been exercised.

     On December 23, 1999, the Company granted to an officer and director, under the terms of an employment agreement and the Company's 1999 Stock Incentive Plan (see Note 12), options to purchase 60,000 shares of the Company's common stock. Of the options granted, options to purchase 10,000 shares of common stock immediately vested and were granted at par of $.001 on the date of grant. The Company recognized stock-based employee compensation expense of $57,490, which was based on the difference between the exercise price and the closing stock price of the Company's stock on the date of grant. Compensation expense was not recorded on the remaining 50,000 options, which vest over a three-year period, since the options were granted at an exercise price equal to the Company's closing stock price on December 23, 1999.

     Common Stock to Extinguish Debt - Under the terms of a subscription agreement, on December 1, 1998, the Company issued 100,000 shares of its common stock to a company as full payment for a $292,367 note payable.

     On July 13, 1998, the Company granted warrants to a corporation to purchase 175,000 shares of the Company's common stock with an exercise price of $.25 in connection with a $175,000 note payable. The Company recorded a discount on the note of $109,074 at the date of the grant, based on the fair value of the warrants. On December 15, 1998, the corporation exercised all the warrants in consideration for a reduction of the note and accrued interest totaling $43,750. A new one-year note for the remaining principal of $150,436 was issued and the entire debt discount was recorded as interest expense in 1998.

     Detachable Stock Warrants - During November and December 1999, the Company issued to seven individual parties a total of 110,000 detachable irrevocable warrants for the Company's common stock with an exercise price of $3.00 in connection with $500,000 in bridge loans. The warrants vested immediately and expire on the fifth anniversary of the agreement with the individual warrant holders. The fair value of the detachable warrants was $654,870 on the issuance dates. Based on the relative fair values of the debt and the warrants on the issuance dates, the Company recorded $283,525 attributed to the value of the warrants as discounts on the notes (see Note
     8). From the date of issuance through December 31, 1999, the Company recorded $154,557 in interest costs associated with the amortization of the discounts.

     Convertible Promissory Notes Payable - On December 14, 1998, the Company entered into a one-year convertible note agreement with an individual, pursuant to which the individual purchased a secured promissory note for $500,000. The note was collateralized by all intangible assets of the Company and bore interest at an annual rate of 12%. The agreement contained a nondetachable beneficial conversion feature that allowed the individual to convert the note and accrued interest thereon into the Company's common stock at a conversion rate of $0.50 per share at any time. The fair value of the beneficial conversion feature, based on the difference between the closing market price of the Company's common stock and the conversion price, amounted to $6,000,000 and exceeded the value of the note. Since the note was convertible at any time, the Company recorded debt discount of $500,000 as interest expense at the date of the note. The individual exercised the right of conversion of the note on December 23, 1999 and received 1,000,000 shares of the Company's common stock and the note was canceled. The individual received an additional 123,000 shares of the Company's common stock as payment for interest on the note. The Company recorded total interest expense of $707,250 in connection with the issuance of the additional shares, based on the closing price of the Company's stock on the issuance date.

     Through several private placements during the year ended December 31, 1999, the Company issued $2,300,000 of one-year, convertible promissory notes. The notes, which bore interest at a rate of prime plus 2%, payable at maturity, had maturities that ranged from February 2000 to April 2000. The agreements contained nondetachable beneficial conversion features that allowed the noteholders to convert the notes into 566,667 shares of the Company's common stock at any time (conversion at $4.00 per share for $2,000,000 of the notes and $4.50 per share for the remaining $300,000). At the date of issuance of these notes, the fair market value of the Company's common stock was above the conversion prices. The fair value of the beneficial conversion feature, based on the difference between the closing market price of the Company's stock and the conversion price, amounted to $6,883,333 and exceeded the value of the notes. Since the notes were convertible at any time, the Company recorded aggregate debt discount as interest expense of $2,300,000, upon issuance of the notes. Through November 10, 1999, no notes had been converted. On that date, the holders of the convertible debt agreed to exchange their notes into convertible preferred stock at a conversion rate of $3.00 per common share. As a result, 766,667 shares of Series A Convertible Preferred Stock were subscribed. Initially, the Series A Preferred Stock is convertible to common stock of the Company on a one-to-one basis. On the exchange date, the closing fair value of the Company's common stock exceeded the $3.00 conversion price, resulting in a beneficial conversion feature. The fair value of the preferred stock issued with the beneficial conversion feature exceeded the fair value of the notes by $1,475,000, resulting in an extraordinary loss on the early extinguishment of the convertible notes. The note holders also received 48,820 additional shares of the Company's preferred stock as consideration for accrued interest on their notes. The Company recorded total interest expense of $360,050 in connection with the issuance of the additional shares, based on the estimated fair value of the preferred stock on the issuance date. Cash issuance costs of $45,833 associated with the conversion were charged against additional paid-in capital.

11.  COMMITMENTS AND CONTINGENCIES

     Employment Agreements - At December 31, 1999, the Company had employment agreements with three of its officers, providing for base salaries and the continuation of salary for periods ranging from eight to eighteen months at existing rates of pay if the Company terminates the officers under certain circumstances.

     The employment agreements also granted an officer options in 1998 and in 1999 to purchase 25,000 shares each of the Company's common stock with an exercise price at market on the date of grant. Accordingly, no compensation expense has been recorded associated with these grants. Additionally, the agreements further grant the officer 25,000 options on December 1, 2000. The grant price will be the closing price of the Company's stock on December 1, 2000. These options will vest and be exercisable one year from the grant date and do not restrict participation in the Company's stock incentive plan (see Note 12).

     On October 22, 1999, the former president and chief executive officer, who was also a founder of the Company, resigned. His separation agreement provided, among other things, that the Company will purchase 848,000 of his Company common shares or common shares of third-party affiliates he controls at $1.35 per share from the proceeds of up to 15% of any private placement of the Company's debt or equity through April 18, 2000. On January 25, 2000 and April 18, 2000, the Company purchased 154,600 and 693,400 Company common shares, respectively, for approximately $1,145,000. Of the approximate 693,400 common shares purchased on April 18, 2000, approximately 41,000 shares of common stock remain in escrow as of May 25, 2000 pending resolution of a dispute in contractual terms between the parties.

     Operating Leases - The Company leases office space on a month-to-month basis for its corporate headquarters and sales offices in Orlando and New York, pursuant to lease agreements. Rent expense for office space and equipment rentals for the years ended December 31, 1999, 1998, and 1997 was approximately $137,000, $51,000, and $11,000, respectively.

     Litigation - The Company is defending a complaint seeking the issuance of a warrant for 200,000 shares of common stock with an exercise price of $.50 per share, as well as damages to recover consulting fees and lost profits allegedly owed to the plaintiff pursuant to an agreement with the Company dated August 20, 1998. Although the amount of the ultimate settlement is uncertain, attorneys and management for the Company estimate the most likely settlement is approximately $591,000 (see Note 7), excluding attorney fees and other court costs. Consequently, the Company has accrued this amount as of December 31, 1999, but remains potentially liable to the plaintiff for the additional unaccrued settlement fees plus attorney fees and other court costs, which have not been accrued in the accompanying consolidated balance sheets. Management believes that any potential settlement might be settled by issuing shares of the Company's common stock. If any settlement occurs by issuing common stock, the final expense of the settlement will be based on the fair value of the Company's common stock on the date of issuance.

     The Company is also involved from time to time in various claims and litigation matters arising in the ordinary course of business. Management believes that the ultimate outcome of these other matters will not have a material effect on the Company's results of operations or financial condition.

     Computer System Upgrades and Website Design - At December 31, 1999, the Company had commitments of approximately $394,000 to upgrade computer systems to enhance security, provide for redundant systems, and to redesign its website.

     Other - The Company has entered into various agreements with various providers for financial media and services for the purpose of acquiring content for its website. The agreements generally range in terms of one to two years and obligate the Company to approximately $26,000 in monthly base payments.

12.  STOCK INCENTIVE PLAN

     Officers, employees, and directors of the Company are awarded options periodically for the purchase of its common stock under the Company's 1999 Stock Incentive Plan (the Plan). The Plan covers officers, directors, employees, consultants and advisors to the Company. It provides for the award of stock options (both incentive and nonqualified), stock appreciation rights, restricted stock, deferred stock, and performance shares. Under the Plan, options have a maximum contractual life of ten years and generally vest over one to four years from the date of grant and are exercisable based on the determination of the Board of Directors.

     The following table summarizes option activity for the years ended December 31, 1999 and 1998:

                                                                                   Weighted
                                                                                    Average
                                                                  Exercise         Exercise
                                                  Shares         Price Range         Price
     Outstanding at December 31, 1997                   -       $          -     $        -
       Granted                                     35,000          0.75-3.94           3.03
       Forfeited                                        -                  -              -
       Expired                                          -                  -              -
       Exercised                                        -                  -              -
                                                  -------

     Outstanding at December 31, 1998              35,000       $ 0.75-$3.94     $     3.03
       Granted                                    547,277        0.001-14.25           6.17
       Forfeited                                  (75,844)        5.00-14.25           9.35
       Expired                                          -                  -              -
       Exercised                                  (10,000)              0.75           0.75
                                                  -------

     Outstanding at December 31, 1999             496,433       $ .001-14.25     $     5.57
                                                  =======

     Subsequent to December 31, 1999, the Company has granted officers and directors approximately 2,520,000 options under the Plan.

     At December 31, 1999, the Company had 528,567 shares available for granting options under the Plan. On March 2, 2000, the Board increased the number of shares available for future grants by an additional 2,750,000 shares.

     The following table summarizes the information about stock options outstanding and exercisable as of December 31, 1999:

                                  Options Outstanding                Options Exercisable
                    -------------------------------------------   --------------------------
                                        Weighted
                                        Average       Weighted                    Weighted
                                       Remaining      Average                     Average
 Exercise              Number         Contractual     Exercise       Number       Exercise
   Price             Outstanding          Life         Price      Outstanding       Price

$0.001-5.00            392,500         4.8 years       $ 4.79        349,240        $4.75
5.01-7.125              75,000         5.0 years         6.21              -            -
14.25                   28,933         4.6 years        14.25              -            -
                       -------       -----------       ------

                       496,433         4.8 years       $ 5.57
                       =======       ===========       ======

     The weighted average exercise prices and fair values of options at the date of grant, whose exercise price equaled or was less than the market price on the grant date, is as follows:

                                      Years Ended December 31,
                             -------------------  --------------------
                                      1999                1998
                             -------------------  --------------------
                                Exercise   Fair      Exercise    Fair
     Options Issued              Price     Value      Price      Value

     Equals market price         $8.45    $7.22       $3.03     $2.81
     Less than market price       5.04     9.30           -         -

     Fair Value Disclosure - The Company applies the measurement principles of APB No. 25 in accounting for its stock option plan. For purposes of providing pro forma disclosures required by Statement 123, the estimated fair value of the options is amortized to expense over the option-vesting periods. The effect of applying Statement 123's fair value method to the Company's stock options granted in 1999 and 1998, respectively, results in the following pro forma amounts:


                                                              December 31,
                                                          1999            1998
                                                                       As restated
                                                                       (see note 3)
     Net loss - as reported                           $(57,892,539)   $(2,417,739)
     Net loss - pro forma                             $(59,081,389)   $(2,430,892)
     Basic and diluted loss per share - as reported   $     (10.84)   $     (0.71)
     Basic and diluted loss per share - pro forma     $     (11.06)   $     (0.71)

     No options were granted during 1997.

     Pro forma information regarding net loss is required by Statement 123 and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated using the Black-Scholes options pricing model at the date of grant using the following assumptions:

                                     Year Ended    Year Ended
                                     December 31,  December 31,
                                        1999          1998

       Risk-free interest rate          5.54%         5.15%
       Expected life                  3 years       3 years
       Dividend yield                    0.0%          0.0%
       Volatility                      156.0%        156.0%

13.  401(k) SAVINGS PLAN

     During 1999, the Company established a qualified cash or deferred compensation plan under Section 401(k) of the Internal Revenue Code. Under the Plan, employees may elect to defer up to 15% of their eligible salary, subject to Internal Revenue Service limits. The Plan covers all employees of the Company who meet the minimum age and service requirements. The Company may make a discretionary match, as well as discretionary contributions. During 1999, the Company did not make a discretionary contribution.

14.  MAJOR CUSTOMERS

     The Company operates within one segment as a provider of electronic financial content over the Internet. Sales to major customers comprising 10% or more of total revenues were as follows:

                                       Years Ended December 31,
                                  ----------------------------------
                                    1999         1998         1997

       Customer A                   16%            -            -
       Customer B                   10%           24%           -
       Customer C                    -             -           36%
       Customer D                    -            13%           -
       Customer E                    -            12%           -
       Customer F                    -             -           13%
       Customer G                    -             -           10%

     On November 19, 1999, the Company entered into a contract with Advanced Multimedia Group Inc. (Advanced Multimedia) and StarMedia Network, Inc. (StarMedia) whereby Advanced Multimedia assigned its rights and responsibilities to the Company under its agreement with StarMedia. StarMedia operates various websites targeted at Spanish and Portuguese speaking audiences, including a website, which contains, among other channels, a financial services channel. The Company has agreed to provide financial services and content in Spanish and Portuguese to the StarMedia website. StarMedia has agreed to deliver no less than fifteen million advertising impressions to the Company's website over a three-year period. Under the terms of the agreement, the parties essentially share advertising revenues. The Company is entitled to 60% and StarMedia is entitled to 40%. The advertising revenue goal to be remitted to the Company is a minimum of $14,250,000 over a three-year period commencing after Beta testing has been completed in 2000. Minimum revenues in each of the three years of the contract are approximately $3,000,000, $5,000,000 and $6,250,000, respectively. In the event that StarMedia fails to make full payment due during any quarter, the Company has certain remedies, which amount to a maximum of $4,000,000. The remedies consist of a larger percentage of revenue sharing during a "cure" quarter and a reduction in certain future payments as described below. The Company is required to remit initial fees for production and advertising totaling $750,000 and $150,000, respectively, on certain scheduled dates within 180 days after execution of the agreement. The Company is also required, subject to the remedies mentioned above, to make payments over a two-year period commencing May 19, 2000 for production and advertising of $1,100,000 and $4,000,000, respectively. Additionally, the Company is obligated to remit royalty payments based on 2.5% to 3.0% of eligible revenue over a three-year period. The Company has guaranteed a minimum royalty over the term of the agreement of $2,050,000. At December 31, 1999, the Company has accrued approximately $296,000 of expenses under the terms of this agreement, which is included in accounts payable and accrued expenses in the accompanying consolidated balance sheets.

15.  SUBSEQUENT EVENTS

     Employment Agreements - Between January 1 and April 19, 2000, the Company entered into additional employment agreements with seven officers providing for base annual salaries and, in some cases, providing for bonuses ranging from 25% to 30% of base pay, depending on performance. The terms of the agreements are generally for one year and in some cases, provide for termination benefits of up to six months at existing rates of pay, if the Company terminates the officers under certain circumstances.

     The employment agreements with these seven officers included grants of options to purchase shares of the Company's common stock. These officers received options to purchase 1,280,000 shares of the Company's common stock at the closing price of the Company's common stock at the date of grant. Accordingly, no compensation expense has been recorded associated with these grants.

     Additionally, two of the officers were granted participation in a target option share program for a total of 490,000 target option shares, which become available when the Company's stock closing price closes for three consecutive days over a certain price. Target option shares are exercisable at market as of the date of grant and are available when the Company's stock closes at the $9.00, $11.00, $17.00, and $25.00 levels.

     On March 1, 2000, the Company entered into an option agreement with a member of the Board of Directors to purchase 750,000 shares of common stock at an exercise price of $4.50 per share. The options expire at the end of seven years. At the date of grant, one-third of the options immediately vested and the remaining options will vest in twelve equal monthly installments on the first day of each calendar month commencing April 1, 2000. The agreement provides for accelerated vesting upon a change in control of the Company, as defined. If the individual terminates the service agreement, all options vested will be exercisable. If the Company terminates the agreement, all unvested options will immediately vest. At the date of grant, the Company recorded deferred stock-based compensation of approximately $2,813,000, which is based on the difference between the stock closing price on the date of grant and the exercise price.

     Private Placement of Common Stock - Through April 30, 2000, the Company privately placed 2,608,341 shares of common stock for approximately $6,808,000, which is net of issuance costs of approximately $1,017,000. Included in the issuance costs were approximately $119,000 paid to an affiliate of a major stockholder of the Company for placing approximately 398,000 shares of common stock. In connection with this placement, the Company agreed to issue approximately 313,000 shares of restricted common stock as additional compensation valued at approximately $1,860,000 to the placement agents.

     Exploding Warrants - As a result of the above private placement of common stock, two consultants, both of whom are significant stockholders of the Company, were issued approximately 467,000 additional warrants to purchase common stock exercisable at $3.00 per share (see Note 10) on January 18, 2000, pursuant to anti-dilutive provisions of their warrant agreements. The unexercised warrants remaining from their original agreements were also repriced to allow exercise at $3.00 per share. The fair value of these warrants and the repricing of approximately $2,448,000 was charged to stock-based consulting fees expense on the issuance date. The additional warrants issued expire concurrent with the initial warrants issued under the consulting agreements.

     Consultant Agreement - The Company retained the services of a financial advisor on March 31, 1999 (see Note 10). This agreement granted the financial advisor warrants. These warrants were terminated and a new warrant agreement became effective as a result of the private placement of common stock in January 2000. The new warrant agreement was dependent on the amount raised by the placement agent. As a result of the amount raised by the placement agent, the financial advisor was granted approximately 248,000 and 9,000 warrants for shares of common stock at strike prices of $.01 and $3.00, respectively, as of March 31, 2000. Stock-based consulting fees relating to these warrants, based on their fair value on the issuance date, amounted to approximately $1,949,000.

     New Subsidiary - On January 25, 2000, the Company formed a wholly owned subsidiary in Lima, Peru to translate financial content in connection with the StarMedia agreement (see Note 14). The Company has entered into a lease for office space in Lima for approximately $14,400 per year for two years.

     Stock Granted for Services - On January 31, 2000, the Company granted 25,000 shares of restricted common stock to an executive recruiting firm in exchange for services rendered. The Company recorded recruiting expense of $125,000, as determined by the stock's closing price on the grant date.

     Loan from Related Party - On March 14, 2000, the spouse of an officer and director of the Company loaned $65,000 to the Company pursuant to a note bearing interest at 8.75%.

     New Office Space - In April 2000, the Company deposited $145,000 for approximately 5,400 square feet of office space in Boston, Massachusetts. The term of the lease is for five years. The lease agreement obligates the Company over the term of the lease to annual minimum lease payments averaging approximately $190,600.

16.  QUARTERLY INFORMATION (UNAUDITED)

     As a result of the restatement adjustments as discussed in Note 3, the Company has restated the previously reported unaudited quarterly results of operations for 1999 and 1998, where indicated, as follows:

                                                            Quarter Ended March 31
                                       --------------------------------------------------------------
                                            As Previously  Reported               As Restated
                                       -----------------------------    -----------------------------
                                              1999         1998                1999        1998
Revenues                                  $  67,335    $   5,335        $    67,335    $   5,335
Cost of revenues                            130,855       14,669            130,855       14,669
                                          ---------    ---------        -----------    ---------

Gross profit (loss)                         (63,520)      (9,334)           (63,520)      (9,334)
Research and development, selling,
  general and administrative expenses       664,878      190,183         28,760,098      190,183
Interest expense                             25,873        6,498          2,325,873        6,498
                                          ---------    ---------        -----------    ---------

Net loss                                  $(754,271)   $(206,015)      $(31,149,491)   $(206,015)
                                          =========    =========        ===========    =========

Net loss per share - basic and diluted            *            *        $     (6.34)   $    (.07)
                                                                        ===========    =========

* Not previously reported

                                                            Quarter Ended June 30
                                       --------------------------------------------------------------
                                            As Previously  Reported               As Restated
                                       -----------------------------    -----------------------------
                                              1999         1998                1999        1998
Revenues                                  $    87,898  $  36,595        $    67,898    $  36,595
Cost of revenues                              104,738     49,700             84,738       49,700
                                          -----------  ---------        -----------    ---------

Gross profit (loss)                           (16,840)   (13,105)           (16,840)     (13,105)
Research and development, selling,
  general and administrative expenses         994,783    341,487         17,980,374      341,487
Interest expense                               69,245      5,426             69,245        5,426
                                          -----------  ---------        -----------    ---------

Net loss                                  $(1,080,868) $(360,018)      $(18,066,459)   $(360,018)
                                          ===========  =========        ===========    =========

Net loss per share - basic and diluted              *          *        $     (3.44)   $    (.11)
                                                                        ===========    =========

* Not previously reported

                                                            Quarter Ended September 30
                                       --------------------------------------------------------------
                                            As Previously  Reported               As Restated
                                       -----------------------------    -----------------------------
                                              1999         1998                1999        1998
Revenues                                  $ 131,770    $  53,063        $    91,770    $  53,063
Cost of revenues                             76,441       68,065             76,411       68,065
                                          ---------    ---------        -----------    ---------

Gross profit (loss)                          55,329      (15,002)            15,359      (15,002)
Research and development, selling,
  general and administrative expenses       692,986      609,845          1,247,109      762,899
Interest expense                             69,244       18,638             69,244       51,237
                                          ---------    ---------        -----------    ---------

Net loss                                  $(706,901)   $(643,485)       $(1,300,994)   $(829,138)
                                          =========    =========        ===========    =========

Net loss per share - basic and diluted    $   (0.13)   $   (0.23)       $      (.24)   $    (.23)
                                          =========    =========        ===========    =========

                                                                           Quarter Ended December 31
                                                                       -------------------------------
                                                                                         As Restated
                                                                       ------------    ---------------
                                                                           1999                 1998
Revenues                                                               $    218,879        $    64,536
Cost of revenues                                                            107,383             84,805
                                                                       ------------        -----------

Gross profit (loss)                                                         111,496            (20,269)
Research and development, selling,
  general and administrative expenses                                     4,401,149            412,885
Interest expense                                                          1,610,942            589,414
                                                                       ------------        -----------

Loss before extraordinary item                                           (5,900,595)        (1,022,568)
Extraordinary item - loss on early
  extinguishment of convertible notes                                     1,475,000                  -
                                                                       ------------        -----------

Net loss                                                               $ (7,375,595)       $(1,022,568)
                                                                       ============        ===========

Net loss per share - basic and diluted                                 $      (1.31)       $      (.26)
                                                                       ============        ===========

                                  SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 2/nd/ day of June, 2000.


                                   FINANCIALWEB.COM, INC.


                                   By: /s/ Kevin Leininger
                                       ----------------------------------------
                                       Chief Executive Officer and President


     In accordance with the Exchange Act, this report has been signed below on June 2, 2000 by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name                       Title


/s/ Kevin Leininger        Chief Executive Officer, President and Director
-----------------------
Kevin Leininger

/s/ Leonard von Vital      Chief Financial Officer
-----------------------
Leonard von Vital

/s/ James P. Gagel         Chief Operating Officer, General Counsel and Director
-----------------------
James P. Gagel

/s/ Edward Mullen          Director and Chairman of the Board
-----------------------
Edward Mullen

/s/ Martin Averbuch        Director
-----------------------
Martin Averbuch

/s/ John D. Bergen         Director
-----------------------
John D. Bergen

/s/ Andrew Hobbs           Director
-----------------------
Andrew Hobbs