Form 10QSB
period 2000-03-31
FINANCIALWEB COM INC
filed 2000-06-13
CIK 1083758

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                               _________________

                                  FORM 10-QSB

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

     For the period ended March 31, 2000.

[  ]  Transition report under Section 13 or 15(d) of the Exchange Act

     For the transition period from _____ to _____.

COMMISSION FILE NUMBER: 000-25799


                             FINANCIALWEB.COM, INC.
                             ----------------------
              (Exact Name of Small Business Issuer in Its Charter)

                      NEVADA                         93-1202428
          (State or Other Jurisdiction of        (I.R.S. Employer
           Incorporation or Organization)        Identification No.)

                           201 PARK PLACE, SUITE 321
                        ALTAMONTE SPRINGS, FLORIDA 32701
                       --------------------------------
                    (Address of Principal Executive Offices)

                                (407) 834-4443
                       --------------------------------
                          (Issuer's Telephone Number)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes X      No __
    --

As of April 30, 2000, there were 8,881,697 shares of the registrant's common stock outstanding.

The registrant meets the conditions set forth in General Instruction G(1)(a) and
(b) of Form 10-QSB and is therefore filing this form with the reduced disclosure format.

                             FINANCIALWEB.COM, INC.

                                     INDEX

                                                                            Page
                                                                            ----
Part I.  Financial Information

     Item 1.    Financial Statements.                                        1

     (a) Consolidated Statement of Operations.
         For the Three Months Ended March 31, 2000 and 1999                  1

     (b) Consolidated Balance Sheets.
         As of March 31, 2000 and December 31, 1999                          2

     (c) Consolidated Statements of Cash Flows.
         For the Three Months Ended March 31, 2000 and 1999                  3

     (d) Notes to Consolidated Financial Statements.                         4

     Item 2.    Management's Discussion and Analysis of Financial
                Condition and Results of Operations.                         8

Part II. Other Information.

     Item 1.    Legal Proceedings.                                          13

     Item 2.    Changes in Securities and Use of Proceeds.                  13

     Item 3.    Defaults Upon Senior Securities.                            14

     Item 4.    Submissions of Matters to a Vote of Security Holders        14

     Item 5.    Other Information.                                          14

     Item 6.    Exhibits and Reports on Form 8-K.                           14

Signature                                                                   15

                         PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.


CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
(UNAUDITED)

                                                                                               Three Months Ended
                                                                                                    March 31,
                                                                                       --------------------------------
                                                                                           2000                1999
                                                                                       ------------      --------------
                                                                                                          (as restated)
REVENUES                                                                              $     130,533     $        67,335


COST OF REVENUES                                                                             83,881             130,855
                                                                                       ------------      --------------


     GROSS PROFIT                                                                            46,652             (63,520)


RESEARCH AND DEVELOPMENT                                                                    341,606             214,474


SELLING, GENERAL AND
    ADMINISTRATIVE EXPENSES:

       Stock-Based (Noncash) Employee Compensation                                        1,152,647             495,833
       Stock-Based (Noncash) Consulting Fees                                              4,397,000          27,599,387
       Other (Inclusive of Noncash Stock-Based
         Expenses of $125,000 and $0 in 2000 and in 1999, respectively)                   1,691,460             450,404
                                                                                       ------------      --------------


     OPERATING LOSS                                                                      (7,536,061)        (28,823,618)


INTEREST EXPENSE (Inclusive of Noncash Interest
  of $128,968 and $2,300,000 in 2000 and 1999, respectively)                                133,081           2,325,873
                                                                                       ------------      --------------


NET LOSS                                                                              $  (7,669,142)    $   (31,149,491)
                                                                                       ============      ==============



NET LOSS PER SHARE - BASIC AND DILUTED                                                $       (1.10)    $         (6.34)
                                                                                       ============      ==============


See Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2000 AND DECEMBER 31, 1999

                                                                                     MARCH 31,               DECEMBER 31,
                                                                                        2000                     1999
                                                                                    -------------            -------------
                                     ASSETS                                           (unaudited)            (as restated)

CURRENT ASSETS:
    Cash                                                                           $    4,768,177           $       94,842
    Accounts Receivable, net                                                               50,061                  120,137
    Prepaid Expenses                                                                       10,600                   16,576
                                                                                    -------------            -------------
              Total Current Assets                                                      4,828,838                  231,555
                                                                                    -------------            -------------

PROPERTY AND EQUIPMENT - NET                                                              549,141                  310,783

INTANGIBLE ASSETS - NET                                                                   150,341                  166,023

OTHER ASSETS                                                                                8,478                    8,478
                                                                                    -------------            -------------
                     TOTAL ASSETS                                                  $    5,536,798           $      716,839
                                                                                    =============            =============



                                       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts Payable and Accrued Expenses                                          $    3,055,412           $    1,761,247
    Notes and Loans Payable                                                                90,000                  546,468
                                                                                    -------------            -------------
              Total Current Liabilities                                                 3,145,412                2,307,715
                                                                                    -------------            -------------
                     TOTAL LIABILITIES                                                  3,145,412                2,307,715
                                                                                    -------------            -------------

STOCKHOLDERS' EQUITY:
   Preferred Stock, $.001 Par Value, 10,000,000 Shares Authorized,
    Zero Issued and 815,487 Subscribed (with a Liquidation Preference
    of $3 per share)                                                                          816                      816
   Common Stock, $.001 Par Value, 100,000,000 Shares Authorized,
    8,918,240 and 6,580,839 Shares, Respectively, Issued and Outstanding                    8,918                    6,581
   Treasury Stock                                                                        (208,657)                       -
   Additional Paid-In Capital                                                          75,264,241               61,216,165
    Accumulated Deficit                                                               (70,752,525)             (63,083,383)
    Contractual Obligation to Issue Shares                                                      -                  530,000
    Deferred  Stock Based Compensation                                                 (1,921,407)                (261,055)
                                                                                    -------------            -------------
                     TOTAL STOCKHOLDERS' EQUITY                                         2,391,386               (1,590,876)
                                                                                    -------------            -------------
                     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $    5,536,798           $      716,839
                                                                                    =============            =============

    See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
(UNAUDITED)

                                                                                               Three Months Ended
                                                                                                     March 31,
                                                                                        -----------------------------------
                                                                                             2000                  1999
                                                                                        ------------          --------------
                                                                                                               (as restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
        Net Loss                                                                       $ (7,669,142)          $(31,149,491)
        Adjustments to reconcile Net (Loss)
        to Net Cash Used by Operating Activities
           Depreciation and Amortization                                                     40,105                 24,478
           Noncash Interest Expense                                                         128,968              2,300,000
           Noncash Stock Based Expenses                                                     125,000                      -
           Noncash Stock Based Consulting Fees                                            4,397,000             27,599,387
           Noncash Stock Based Compensation                                               1,152,647                495,833
           Changes in Operating Assets and Liabilities:
             Decrease in Accounts Receivable                                                 70,076                      -
             Decrease in Prepaid Expenses                                                     5,976                  9,563
             Increase in Accounts Payable and Accrued Expenses                            1,154,938                124,114
             Increase in Other Assets                                                             -                   (200)
                                                                                        ------------          --------------

             Net Cash Used by Operating Activities                                         (594,432)              (596,316)
                                                                                        ------------          --------------

CASH FLOWS FROM INVESTING ACTIVITIES -
        Purchase of Property and Equipment                                                 (123,553)               (39,327)
                                                                                        ------------          --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
        Proceeds from Notes Payable                                                          65,000                800,000
        Repayment of Notes Payable                                                         (650,436)               (50,000)
        Issuance of Common Stock                                                          6,296,791                      -
        Acquisition of Treasury Stock                                                      (208,657)                     -
        Stock Issuance Costs                                                               (111,378)                     -
                                                                                        ------------          --------------

             Net Cash Flows from Financing Activities                                     5,391,320                750,000
                                                                                        ------------          --------------

NET INCREASE IN CASH                                                                      4,673,335                114,357

CASH AT BEGINNING OF YEAR                                                                    94,842                327,912
                                                                                        ------------          --------------

CASH AT MARCH 31, 2000 AND 1999                                                        $  4,768,177           $    442,269
                                                                                        ============          ==============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
        Cash Paid During the Period for Interest                                       $      3,222           $          -
                                                                                        ============          ==============

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCE ACTIVITIES
        Increase in Property and Equipment Included in Accounts Payable                $    139,227           $          -
                                                                                        ============          ==============

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

1. BASIS OF PRESENTATION

   The accompanying unaudited consolidated financial statements have been prepared by FinancialWeb.com, Inc. (the "Company") in accordance with the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting and, accordingly, do not include all the information and disclosures required by generally accepted accounting principles. In the opinion of management, the unaudited consolidated financial statements include all adjustments (consisting of normally recurring adjustments) necessary for the fair presentation of results for the interim periods presented. These unaudited consolidated financial statements and notes included herein should be read in conjunction with the Company's audited consolidated financial statements and notes for the year ended December 31, 1999 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire year ending December 31, 2000.

   The accompanying unaudited consolidated financial statements contemplates continuation of the Company as a going concern. However, the Company has yet to make a profit and has sustained substantial operating losses and negative cash flows from operations over the past three years.

   Management has sought to obtain outside financing to enable the Company to finance its operating activities. The Company issued $2,300,000 of convertible debt, which converted into shares of preferred stock by December 31, 1999 and privately placed common stock for approximately $6,808,000, net of issuance costs of approximately $1,107,000, through April 30, 2000. Further, the Company is actively seeking other sources of financing and is exploring alternate ways of generating revenues through partnerships with other businesses. However, there are no assurances that the Company will be successful in these endeavors.

   In view of these matters, realization of the Company's assets in the accompanying consolidated balance sheet is dependent on the Company's ability to meet its financing requirements, and ultimately on the success of future operations. Management believes that actions currently being taken provide the opportunity for the Company to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that may be necessary in the event the Company cannot continue in existence.

2. RESTATEMENT

   Subsequent to the issuance of the Company's March 31, 1999 consolidated unaudited financial statements, the Company's management determined that the value of the Company's common stock used to record assets acquired in the first quarter 1999, and to measure expense related to stock, options and warrants granted to employees, directors and consultants should have been based on the value of the Company's common stock as determined by its quoted market price. Additionally, the Company determined that certain expenses relating to employee benefits and trade payables had not been properly recorded. The amounts shown in the accompanying unaudited consolidated statements of operations have been restated from the Company's previously reported results on Form 10-QSB.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include Financialweb.com, Inc. and its wholly owned subsidiaries, Slugfest.com, Inc., Stock Detective.com, Inc. and Real Time Transalators, S.A.C. All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements.

   STOCK-BASED COMPENSATION - The Company has elected to account for its stock-based compensation granted to employees in accordance with the provisions of Accounting Principles Board Opinion 25 (APB 25), Accounting for Stock Issued to Employees. Under APB 25, compensation expense is based on the difference, if any, on the date of the grant, between the fair value of the Company's stock and the exercise price of the option. The Company discloses the information required under Statement of Financial Accounting Standards Statement No. 123, Accounting for Stock Based Compensation (Statement 123). Stock issued to non-employees is accounted for under the provisions of Statement 123 and the Emerging Issues Task Force (EITF) Consensus in Issue No. 96-18, Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with, Selling Goods or Services (EITF 96-18).

   Under Statement 123, non-employee stock-based compensation is accounted for based on the fair value of the consideration received or equity instruments issued, whichever is more readily determinable. However, Statement 123 does not address the measurement date and recognition period. EITF 96-18 states a consensus that the measurement date should be the earlier of the date at which a commitment for performance by the counter party is reached or the date at which the counter party's performance is complete, and the recognition period should be the same as if the goods or services had been exchanged for cash.

   The Company's non-employee stock-based compensation is determined using the Company's quoted closing market price as quoted on the Over-The-Counter Bulletin Board ("OTCBB") or the Black-Scholes option pricing model.

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

   RECENT ACCOUNTING PRONOUNCEMENTS - The Financial Accounting Standards Board
   (FASB) recently issued Statement No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of Effective Date of FASB Statement No 133. Statement 137 defers for one year the effective date of FASB No. 133 (Statement 133), Accounting for Derivative Instruments and Hedging Activities. The rule now will apply to all fiscal quarters of all fiscal years beginning after June 15, 2000. Statement 137 permits early adoption as of the beginning of any fiscal quarter after its issuance. Statement 133 will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The Company has not yet determined if it will early adopt this pronouncement. The Company does not expect its adoption will have a material impact on its financial statements, as it does not own any derivative instruments.

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

   The following table sets forth the calculation of net loss per share for the periods ended March 31, 2000 and 1999, respectively:

                                        Three Months Ended March 31,
                                             2000         1999
                                         -----------   -----------


Net loss                                 $ 7,669,142   $31,149,491
                                         -----------   -----------

Weighted average shares outstanding        6,957,992     4,913,169
                                         -----------   -----------

Net loss per share - basic and diluted   $      1.10   $      6.34
                                         -----------   -----------

4. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

   Accounts payable and accrued expenses consist of the following at March 31, 2000:

Accounts payable                                       $2,086,150
Accrued consulting fees                                   198,003
Accrued compensation and employee benefits                 25,575
Accrued contingency                                       591,000
Other                                                     154,684
                                                       ----------
                                                       $3,055,412
                                                       ==========

5. STOCKHOLDERS' EQUITY

   PRIVATE PLACEMENT OF COMMON STOCK - Through March 31, 2000, the Company privately placed 2,217,601 shares of common stock for approximately $5,703,000, which is net of issuance costs. In connection with this placement, the Company agreed to issue approximately 283,028 shares of restricted common stock as additional compensation valued at $1,769,000 to the placement agents.

   EXPLODING WARRANTS - As a result of the above private placement of common stock, on January 18, 2000, two consultants of the Company received a warrant to purchase approximately 467,000 shares of common stock, in the aggregate, exercisable at $3.00 per share, pursuant to an antidilutive provision in their respective warrant. The remaining unexercised portion of their respective warrant were repriced to provide for their exercise at $3.00 per share pursuant to a repricing provision in their respective warrant. The fair value of the warrants and of the repricing of approximately $2,448,000 was charged to stock-based consulting fees in the quarter ended March 31, 2000. The additional warrants issued expire concurrent with the initial warrants issued pursuant to their respective consulting agreements.

   CONSULTANT AGREEMENT - The Company retained the services of a financial advisor on March 31, 1999. This consulting agreement granted the financial advisor a warrant to purchase common stock of the Company. This warrant was terminated on January 18, 2000 and the Company issued a new warrant to such financial advisor. The new warrant was dependent on the amount raised in the private placement and on March 31, 2000, the Company issued to the financial advisor a warrant to purchase 247,713 shares of common stock at $.01 per share and a warrant to purchase 8,958 shares of common stock at 3.00 per share. Stock-based consulting fees relating to these warrants, based on their fair value on the issuance date, amounted to approximately $1,949,000.

   DIRECTOR AGREEMENT - On March 1, 2000, the Company entered into an option agreement with a member of the Board of Directors to purchase 750,000 shares of common stock at an exercise price of $4.50 per share. The options expire at the end of seven years. On the date of grant, one-third of the options vested immediately and the balance of the options vest in twelve equal monthly installments on the first day of each calendar month commencing on April 1, 2000. The director's Director Service Agreement provides that his option vest on an accelerated basis upon a "change in control" of the Company, as defined in his service agreement. If the Company terminates his service agreement, the balance of all unvested options immediately vest. At the date of grant, the Company recorded deferred stock-based compensation of approximately $2,813,000, which is based on the difference between the stock closing price on the date of grant and the exercise price. Through March 31, 2000, for those shares that have vested, the Company has recognized stock-based compensation expense of approximately $1,094,000.

   STOCK GRANTED FOR SERVICES - On January 31, 2000, the Company granted 25,000 shares of restricted common stock to an executive recruiting firm in exchange for services rendered. The Company recorded recruiting expense of $125,000, as determined by the stock's closing price on the grant date. On November 19, 1999, the Company incurred an obligation to issue 80,000 shares of common stock to a company for negotiating the StarMedia Networks, Inc. agreement. The Company recorded stock-based consulting fees of $530,000, based on the fair value of the shares on the issuance date. The shares were issued March 13, 2000.

6. COMMITMENTS AND CONTINGENCIES

   EMPLOYMENT AGREEMENTS - Between January 1 and March 21, 2000, the Company entered into employment agreements with five officers of the Company providing for base annual salaries and, in some cases, providing for bonuses ranging from 25% to 30% of their respective base pay, depending on their respective performance. The terms of the agreements are generally for one year and in some cases, provide for termination benefits of up to six months at existing rates of pay if the Company terminates the officers under certain circumstances.

   The employment agreements with these five officers included grants of options to purchase shares of the Company's common stock. Two officers received options to purchase 990,000 shares of the Company's common stock in the aggregate at the closing price of the Company's common stock at the date of grant. Accordingly, no compensation expense has been recorded associated with these grants.

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

7. SUBSEQUENT EVENTS

   NEW OFFICE SPACE - In April 2000, the Company deposited $145,000 for 5,400 square feet of office space in Boston, Massachusetts. The term of the lease is for five years. The lease agreement obligates the Company over the term of the lease to annual minimum lease payments averaging approximately $190,600.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

   The following Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Company's audited financial statements and notes thereto for the year ended December 31, 1999 included in the Company's Annual Report on Form 10-KSB that was filed with the Securities and Exchange Commission on June 2, 2000. Except for the historical information contained herein, this and other sections of this Quarterly Report contain certain forward-looking statements that involve substantial risks and uncertainties. When used in this Quarterly Report, the words "anticipate," "believe," "estimate," "expect" and similar expressions, as they relate to the Company or its management, are intended to identify such forward-looking statements. The Company's actual results, performance, or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements.

COMPANY OVERVIEW

   The Company is a business-to-business aggregator, developer and distributor of e-financial content in English and Spanish with other languages planned. During the first quarter of 2000, the Company hired a new management team and added two new directors including a new chairman of the board. The new management redirected the Company's primary focus toward being a business-to-business aggregator, developer and distributor of e-financial content in English and Spanish with other languages planned. The Company provides original and aggregated financial content and access to services to e-businesses that require financial content and tools in order to attract, retain and serve their Web site visitors. Under the FinancialWeb brand, the Company plans to expand its international relationships and enhance its position in the creation, aggregation and e-distribution of international, multilingual financial content.

   The Company is shifting its revenue production from primarily banner advertising fees to revenue derived from subscription fees for proprietary and redistributed content and tool that it provides to partner sites.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THREE MONTHS ENDED MARCH 31, 1999

REVENUES

   Advertising revenues were $98,370 and $67,335 for the three months ended March 31, 2000 and 1999, respectively. This increase of 46% was primarily due to the increase in the number of advertisers and number of banner and sponsorship ads placed on the Company's Web site as well as the number of users on the Company's Web site and the resultant page views with advertisements contained on the pages.

   Revenues from co-branding activities were $32,163 or 25% of revenues for the three months ended March 31, 2000. During the three months ended March 31, 2000, the Company began to shift its revenue focus to generating revenues through subscription fees for its proprietary and redistributed content and tools fees through partner Web sites. The Company believes that future revenues will be less dependent on the sale of advertising space on the Company's Web site as its emphasis shifts to generating recurring revenues from subscription fees for its proprietary and redistributed content and tools as well as revenue sharing with partner Web sites and to co-branding and private labeling services.

COST OF REVENUES

   Cost of revenues were $83,881 and $130,855 for the three months ended March 31, 2000 and 1999, respectively. The Company expects that future costs of revenues will increase due to the additional network communication lines required to accommodate increased traffic on the Company's Web sites, increased equipment and programming costs associated with the Company's redundant back-up site as described in the "Liquidity and Capital Resources" section below.

   As a percentage of revenues, cost of revenues declined to 64% of revenues for the three months ended March 31, 2000 from 194% for the same period in 1999. This decrease resulted primarily from the relatively fixed nature of some of our data costs and other fees while the number of customers, related revenues and the initiation of co-branding revenues increased.

OPERATING EXPENSES

   Research and Development. Research and development costs were $341,606 and $214,474 for the three months ended March 31, 2000 and 1999, respectively. This increase of 59% was due primarily to the following: a) increases in the level of personnel necessary to develop and enhance the Company's Web site and b) increases in outside consulting fees to assist in developing and designing the Company's Web site. On an absolute dollar basis, the Company expects costs to continue to increase as the Company expands its infrastructure and develops additional product offerings.

   Selling, General and Administrative.

   Other. Selling, general and administrative expenses were $1,691,460 and $450,404 for the three months ended March 31, 2000 and 1999, respectively. The $1,241,056 increase in other selling, general and administrative expenses was primarily due to the following items: a) increases in professional fees paid for services such as legal and accounting fees associated with the Company's filing of its Form 10-KSB and Form 10-QSB with the Securities and Exchange Commission;
b) increases in sales force personnel to generate increased revenues; c) increases in advertising costs associated with the Company's strategic partnership with StarMedia Network, Inc.; d) increases in rent due to the leasing of additional office and network facilities necessitated by increases in personnel and equipment; e) increases in outside consulting fees for assistance in developing additional sources of funds to improve the capitalization of the Company; f) the addition of directors and officers liability insurance; g) the increase in personnel and associated recruiting fees needed to support the growth of the business; h) increases in costs related to the acquisition of additional data feeds as well as proprietary and syndicated financial content; i) increases in translation costs associated with the opening of a subsidiary translation office and hiring of translating personnel; and j) increases in payroll in order to execute upon domestic and international expansion plans.

   The Company expects other selling, general and administrative expenses to continue to increase in absolute dollars as the Company expands its staff and incurs additional costs related to the growth of its business.

   Stock-Based Non-cash Employee Compensation. In March and September 1999, under the terms of separate Director Service Agreements, the Company issued warrants to three new directors of the Company to purchase a total of 300,000 shares of common stock at an exercise price of the $5.00 per share. At the time of issuance, the Company recorded deferred non-cash stock-based employee compensation expense of $1,931,200, based on the difference between the exercise price and the closing price of the common stock on the date of grant. Upon appointment to the Board of Directors, 25% of the shares of common stock vested immediately with the remaining shares vesting on a quarterly basis over a one-year period. During the year ended December 31, 1999, the Company amortized $1,890,600 as non-cash stock-based employee compensation expense, relating to these warrants and amortized $20,300 during the three month period ended March 31,2000. The remaining $20,300 will be amortized in the second quarter ending June 30, 2000. As of March 31, 2000, none of these warrants had been exercised.

   On May 21, 1999, the Company granted options to purchase 142,277 shares of common stock to certain employees under the Company's 1999 Stock Incentive Plan. The options vest over three to four years of continuous service. At the date of grant, exercise prices ranged from $5.00 to $14.25. Of the 142,277 options granted, 37,500 were at exercise prices below the Company's closing stock price on the date of grant. The Company recorded deferred stock based employee compensation expense of $346,874 based on the difference between the exercise price and the closing price of the common stock on the date of the grant. During the year ended December 31, 1999, and the three month period ended March 31, 2000, the Company amortized $143,086 and $21,680, respectively, as stock- based employee compensation expense, relating to these options. Compensation expense was not recorded on the remaining grants since the exercise price equaled the Company's stock closing price on the date of grant.

   On June 14, 1999, the Company granted an option for 20,000 shares of common stock at an exercise price of $5.00 per share to an officer and director of the Company. The Company recorded deferred compensation expense of $200,000 which represented the excess of the exercise price of the options over the closing price of the common stock on the date of the grant. As of December 31, 1999, $183,333 has been amortized to stock based non-cash employee compensation expense, the remaining $16,667 was amortized in the first quarter ended March 31, 2000.

   On March 1, 2000, the Company entered into an option agreement with a member of the Board of Directors to purchase 750,000 shares of common stock at an exercise price of $4.50 per share. The options expire at the end of seven years. At the date of grant, one-third of the options vested immediately and the balance of the options vest in twelve equal monthly installments on the first day of each calendar month commencing April 1, 2000. At the date of grant, the Company recorded deferred non-cash stock-based employee compensation expense of approximately $2,813,000, which is based on the difference between the stock closing price on the date of grant and the exercise price. During the three month period ended March 31, 2000, the Company amortized $1,094,000 as non-cash stock-based employee compensation expense, relating to these options. As of March 31, 2000, these options have not been exercised.

   Stock-Based Non-cash Consulting Fees. On January 6, and March 10, 1999, the Company entered into separate agreements with two individuals to provide financial consulting services to the Company on similar terms and conditions over a five-year period. As consideration for their services, the Company issued to each of these individuals a warrant for 1,000,000 shares of the Company's common stock, exercisable over five years at a price of $4.00 per share. The warrants were nonforfeitable and were vested upon issuance. In connection with the issuance of the warrants, the Company recorded $27,599,287 in stock-based consulting fees expense, based on the fair value of the warrants on the dates of issuance. As a result of a private placement of common stock by the Company, on January 18, 2000, two consultants of the Company were issued a warrant to purchase approximately 467,000 shares of common stock, in the aggregate, exercisable at $3.00 per share, pursuant to an antidilutive provision in their respective warrant. The remaining unexercised portion of their respective warrant were repriced to provide for their exercise at $3.00 per share pursuant to a repricing provision in their respective warrant. The fair value of the warrants and of the repricing of approximately $2,448,000 was charged to deferred stock-based consulting fees and is being amortized over the remaining life of their respective consulting agreements. The additional warrants issued expire concurrent with the initial warrants issued pursuant to their respective consulting agreements.

   On March 31, 1999, the Company retained the services of a financial advisor for a one-year term to perform a variety of services, including matters relating to entering into one or more strategic partnerships, joint ventures or similar arrangements, possible mergers or stock sales or other dispositions, sales or other dispositions of business assets, and other similar or related matters. In connection with this agreement, the Company issued a warrant for 979,321 shares of common stock exercisable at $4.00 per share. The warrant was nonforfeitable, vested upon issuance, and was exercisable for a ten-year term. The Company recorded a noncash stock-based consulting fee expense of $16,296,659 in November 1999. This warrant was terminated and a new warrant agreement became effective as a result of the private placement of common stock in January 2000. The new warrant agreement was dependent on the amount raised by the placement agent. As a result of the amount raised by the placement agent, the financial advisor was granted approximately 248,000 and 9,000 warrants for shares of common stock at strike prices of $.01 and $3.00, respectively, as of March 31, 2000. Stock-based consulting fees for the three months ended March 31, 2000 relating to these warrants, based on their fair value on the issuance date, amounted to $1,949,000.

   From January 1, through April 30, 2000, the Company privately placed 2,608,341 shares of common stock for approximately $6,808,000, which is net of issuance costs of approximately $1,017,000. Included in the issuance costs were approximately $119,000 paid to an affiliate of a major stockholder of the Company for placing approximately 398,000 shares of common stock.

   Interest Expense. Interest expense consisted primarily of noncash items. Interest expense was $133,081 for the three months ended March 31, 2000 compared to $2,325,873 for the same period in 1999. During the first quarter of 2000, as a result of the private placement, the Company repaid outstanding bridge loans of $500,000 resulting in the recognition of unamortized debt discount of $128,968 as interest expense. The Company incurred additional miscellaneous interest expense of $4,113 during the first quarter relating to remaining outstanding debt.

LIQUIDITY AND CAPITAL RESOURCES

   The Company has experienced net losses in each year of its operations, which losses have caused a working capital deficiency of $2,076,160 and a stockholders' deficiency of $1,590,876 as of December 31, 1999. The Company has financed those losses, as well as the growth of the business, through a series of private placements and private loans. The Company is continuing to seek sources of financing. For instance, the Company completed a private placement of its common stock in the first quarter, resulting in net proceeds of approximately $5,703,000. As a result of the private placement, the Company had positive working capital of $1,683,426 and positive equity of approximately $2,391,000. During the three months ended March 31, 2000, the Company began shifting its revenue emphasis from primarily advertising to recurring revenues from subscription fees for its proprietary and redistributed content and tools as well as co-branding and private labeling services. In addition, the Company is exploring alternate ways of generating revenues through partnerships with other businesses. Conversely, the on-going development and maintenance of its Web site along with international expansion is expected to result in operating losses for the foreseeable future.

   The Company used $594,432 and $596,316 of cash in continuing operating activities during the first three months of 2000 and 1999, respectively. The Company anticipates increases in revenues as emphasis shifts to generate recurring revenues from subscription fees for its proprietary and redistributed content and tools as well as revenue sharing with partner sites in addition to co-branding and private labeling services. On going development and maintenance of its Web site along with international expansion, however, is expected to result in operating losses for the foreseeable future.

   The Company used cash in investing activities of $123,553 and $39,327 for the three months ended March 31, 2000 and 1999, respectively. This cash was used primarily to fund the acquisition of computer hardware and software.

   The Company's notes payable totaled $675,436 ($365,705, net of discount) as of December 31, 1999. All of the notes, with the exception of a $25,000 note payable to a private company, were paid off with a portion of the proceeds of a private placement offering completed in January 2000. Additionally, the Company borrowed $65,000 at fixed rate of interest of 8.75% from the spouse of a director of the Company.

   On March 31, 2000, the Company had cash on hand of $4,768,177.

   The Company had commitments for capital expenditures as of December 31, 1999 to complete its project to make its systems redundant and to upgrade its computer systems. The Company has a bandwidth capacity of over 100 million page views per month, as opposed to its previous monthly capacity of approximately 10 million page views per month. The Company believes this will enable it to increase market share into the foreseeable future, as well as to offer co-branded and private label sites and other services to larger entities within the Internet information industry. The cost to complete this project and upgrade its computer systems was approximately $392,000 at December 31, 1999. At March 31, 2000, approximately $130,000 remained under this commitment.

   As previously mentioned, the Company completed private offerings through April 2000. In January of 2000, the Company received approximately $1,690,000 from its financing activities. The proceeds from the financing were used to pay commissions, legal and other fees of the private offering of $348,000, to repay bridge loans of $506,000, including accrued interest, to repay a promissory note and accrued interest thereon of $166,000 and to repurchase stock from the former president and chief executive officer of the Company in the amount of approximately $209,000, pursuant to his termination agreement. The Company netted $461,000 to use for working capital purposes. In March and April of 2000, the Company received $6,135,000, net of issuance costs, from additional financing activities. After paying fees of the offering and the final repurchase of stock from the former president and chief executive officer of approximately $937,000, pursuant to his termination agreement, approximately $4,180,000 was available for working capital purposes. The Company used a portion of the net proceeds of the offering to add key members to the management team and to add sales and marketing personnel. The Company intends to continue development of its Internet products, to invest in its international expansion and translation capabilities, to increase the size of the office space currently available to the Company and to other general corporate purposes.

   The Company anticipates that it will continue to experience an increase in operating expenses. Operating expenses will continue to consume a material amount of the Company's cash resources, including the net proceeds of the Company's recent private placement offering. The Company believes that the net proceeds of the private offering, together with its existing cash and cash generated from new business will be sufficient to meet the Company's anticipated cash needs for working capital and capital expenditures for approximately the next twelve months. However, if negative cash flows from operations exceed current estimates, the Company's liquidity could become strained in the third or fourth quarter of 2000.

Risk Associated with the Year 2000.

   To date the Company has not experienced any problems associated with Y2K issues.


                          Part II.  Other Information

ITEM 1. LEGAL PROCEEDINGS.

                                    None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

   (c) Recent Sales of Unregistered Securities.

   As previously reported in the Company's Form 10-KSB filed on June 2, 2000 with the Securities and Exchange Commission:

   On January 18, 2000, the Company sold 563,569 shares of common stock at $3.00 per share to 36 individuals in a private placement for cash consideration of $1,690,711. The shares of common stock were sold to "accredited investors" as that term is defined by Rule 501 of Regulation D of the Securities Act of 1933, as amended (the "Act"), for investment purposes, without solicitation or advertisement by the Company. Robb Peck McCooey Clearing Corporation ("Robb Peck") was the principal placement agent for this private placement. A total of $663,462 was paid to Robb Peck in commissions pursuant to such sale of which $219,792 was paid by the Company in cash and $443,670 was paid in the form of 147,890 shares of common stock sold at $3.00 per share. The securities were exempt from registration under Section 4(2) of the Act.

   The Company sold shares of common stock to individuals pursuant to private placements at $3.00 per share as follows: 1,654,032 shares on March 31, 2000 to 52 investors, 115,167 shares on April 10, 2000 to 9 investors and 275,573 shares on April 20, 2000 to 20 investors, for total cash consideration of $6,134,318. The shares of common stock were sold to "accredited investors" as that term is defined by Rule 501 of Regulation D of the Act, for investment purposes, without solicitation or advertisement by the Company. Robb Peck was the principal placement agent for the private placement of March 31, 2000. A total of $1,048,388 was paid to Robb Peck in commissions pursuant to such sale, of which $642,973 was paid by the Company in cash and $405,415 was paid in the form of 135,138 shares of common stock sold at $3.00 per share. Pinnacle Asset Management ("Pinnacle") was the principal placement agent for the private placements of April 10 and April 20, 2000. A total of $119,322 was paid in cash to Pinnacle as commissions for such sales. An additional $35,167 was paid by the Company to Robb Peck in cash as a consulting fee in connection with the Pinnacle sales. The securities were exempt from registration under Section 4(2) of the Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

   None.

ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS.

   None.

ITEM 5. OTHER INFORMATION.

   None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

   (a) Exhibits:

       27.1 Financial Data Schedule (in electronic format only).

   (b) Reports on Form 8-K:

       None.

                                   SIGNATURE

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    FINANCIALWEB.COM, INC.



Dated: June 13, 2000                      By: /s/ Leonard von Vital
                                              ---------------------------
                                              Leonard von Vital
                                              Chief Financial Officer