Form 10KSB/A
period 1999-12-31
FINANCIALWEB COM INC
filed 2000-07-06
CIK 1083758

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                            ______________________

                                  Form 10-KSB/A
                          __________________________

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

JEFFREY RUDMAN has served as Senior Vice President of Partner Operations of the Company since February 21, 2000. As Senior Vice President of Partner Operations, Mr. Rudman is responsible for managing the Company's international strategic alliances, including the recently announced partnership with StarMedia (Nasdaq: STRM). Before joining the Company, Mr. Rudman served as a Manager of Financial Services Consulting division from KPMG Consulting, delivering strategic consulting services to retail brokerage firms, banks providing personal trusts services, mutual fund organizations and investment mangers. From March 1999 to November 1999, Mr. Rudman served as an advisor and member of the Project Management Team of WingspanBank.com, the online banking division of First USA Bank, N.A. From October 1995 to June 1996, Mr. Rudman served as a commercial paper trader with Heller Financial, a commercial lender. Mr. Rudman holds an MBA in Finance and International Business from the University of Chicago and a Bachelor's degree in Finance from Boston University.

SUSAN DEMPSEY, has served as Senior Vice President of Online Services and Development of the Company since April 10, 2000. Before joining the Company, Ms. Dempsey was Vice President of Citigroup. Ms. Dempsey was the designer of the user interface for Citibank's Direct Access, one of the first e-banking solutions. Prior to Citigroup, Ms. Dempsey was the co-founder of the Digital Broadcasting Company, the parent of "The Source," one of the first consumer-focused information e-distribution systems. Ms. Dempsey holds a bachelor's degree in English from the University of Denver.

LSYLE WICKERSHAM, has served as Senior Vice President of Marketing of the Company since April 17, 2000. Before joining the Company, Mr. Wickersham was the Managing Partner of Wickersham Hunt Schwantner, a communications agency focused on the dot com space. Mr. Wickersham holds a Bachelor's degree in Communications and Advertising from Ithaca College.

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

Schedule of Non-Compliance with Section 16(a) of the Exchange Act

----------------------------------------------------------------------------------
                                 Number of Late       Number of Transactions
Name                                 Reports              Not Reported
----------------------------------------------------------------------------------
Kevin Lichtman                          2                       2
----------------------------------------------------------------------------------
James Gagel                             2                       2
----------------------------------------------------------------------------------
Andrew Hobbs                            1                       --
----------------------------------------------------------------------------------
Martin Averbuch                         1                       --
----------------------------------------------------------------------------------
John Bergen                             1                       --
----------------------------------------------------------------------------------
Raymond Barton                          2                       --
----------------------------------------------------------------------------------
Jeffrey Abbott                          2                       --
----------------------------------------------------------------------------------
John Keating                            2                       --
----------------------------------------------------------------------------------
Glenn Laken                             1                       2
----------------------------------------------------------------------------------
John Katsock, Jr.                       1                       1
----------------------------------------------------------------------------------
Masada I, L.P.                          1                       --
----------------------------------------------------------------------------------
Allen & Company, Inc.                   1                       1
----------------------------------------------------------------------------------
Frank Musolino                          1                       1
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

Item 11.  Security Ownership Of Certain Beneficial Owners And Management.

     The following table sets forth certain information as of April 25, 2000 regarding the beneficial ownership of the Company's common stock by: (1) each person, entity or group known by the Company to own beneficially more than 5% of the Company's outstanding common stock; (2) each director; (3) each of the named executive officers; and (4) all current directors and executive officers as a group. Unless otherwise indicated, the address of each person identified is c/o FinancialWeb.com, Inc. 201 Park Place, Altamonte Springs, Florida 32701.

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

                                                 Amount and Nature
                                                   of Beneficial           Percent
Name and Address of Beneficial Owner               Ownership (1)           Of Class
------------------------------------               -------------           --------
Glenn B. Laken                                      1,574,663(2)             15.7%

John J. Katsock, Jr.                                1,257,573(3)             13.0%

Frank Musolino                                        848,000(4)              9.5%

Masada I, L.P.                                        670,685(5)              7.6%

Kevin E. Leininger                                     56,250(6)               *

Edward Mullen                                         416,668(7)              4.5

James P. Gagel                                         71,489(8)               *

Martin Averbuch                                       100,000(9)              1.1

John D. Bergen                                       105,000(10)              1.1

Andrew Hobbs                                         191,864(11)              2.1

Kevin Lichtman                                        41,137(12)               *

All directors and executive officers as            1,474,271(13)             14.3
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

                    Form 10-SB filed on April 16, 1999, as amended and incorporated herein by reference)

     4.25 Consulting Agreement with registration rights, with Gary Gould dated March 1, 1999 (filed as Exhibit 4.25 to the Company's Registration Statement on Form 10-SB filed on April 16, 1999, as amended and incorporated herein by reference)

     4.26 Director Services Agreement with Martin Averbuch dated March 24, 1999 (filed as Exhibit 4.26 to the Company's Registration Statement on Form 10-SB filed on April 16, 1999, as amended and incorporated herein by reference)

     4.27 Form of Certificate of Designations, Preferences and Rights for Series A Convertible Preferred Stock (filed as Exhibit
                    4.1 to the Company's Current Report on Form 8-K filed on April 12, 2000 and incorporated herein by reference)

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

/s/ Deloitte & Touche LLP
-------------------------

Certified Public Accountants


Orlando, Florida
May 25, 2000

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