Form 10QSB
period 2000-06-30
FINANCIALWEB COM INC
filed 2000-08-21
CIK 1083758

                   U. S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                  ___________

                                  FORM 10-QSB

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

     For the period ended June 30, 2000.

[_]  Transition report under Section 13 or 15(d) of the Exchange Act

     For the transition period from _____ to _____.

Commission file number: 000-25799


                            FINANCIALWEB.COM, INC.
                            ----------------------
             (Exact Name of Small Business Issuer in Its Charter)

                  Nevada                                       93-1202428
                  ------                                       ----------
      (State or Other Jurisdiction of                      (I.R.S. Employer
      Incorporation or Organization)                       Identification No.)

                           201 Park Place, Suite 321
                       Altamonte Springs, Florida 32701
                       --------------------------------
                   (Address of Principal Executive Offices)

                                (407) 834-4443
                                --------------
                          (Issuer's Telephone Number)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes X    No __
    -

As of June 30, 2000, there were 8,598,679 shares of the registrant's common stock outstanding.

The registrant meets the conditions set forth in General Instruction G(1)(a) and
(b) of Form 10-QSB and is therefore filing this form with the reduced disclosure format.

                            FINANCIALWEB.COM, INC.

                                     INDEX

                                                                                               Page
                                                                                               ----
Part I.   Financial Information

          Item 1.  Financial Statements.                                                       1

          (a)      Consolidated Statement of Operations.
                   For the Three and Six Months Ended June 30, 2000 and 1999                   1

          (b)      Consolidated Balance Sheets.
                   As of June 30, 2000 and December 31, 1999                                   2

          (c)      Consolidated Statements of Cash Flows.
                   For the Six Months Ended June 30, 2000 and 1999                             3

          (d)      Notes to Consolidated Financial Statements.                                 4

          Item 2.  Management's Discussion and Analysis of Financial
                   Condition and Results of Operations.                                        8

Part II.  Other Information.

          Item 1.  Legal Proceedings.                                                          14

          Item 2.  Changes in Securities and Use of Proceeds.                                  14

          Item 3.  Defaults Upon Senior Securities.                                            14

          Item 4.  Submissions of Matters to a Vote of Security Holders                        14

          Item 5.  Other Information.                                                          14

          Item 6.  Exhibits and Reports on Form 8-K.                                           15

Signature                                                                                      16

                         Part I. Financial Information

     Item 1.  Financial Statements.

FINANCIALWEB.COM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2000 AND 1999
(UNAUDITED)

                                                         Three Months Ended                    Six Months Ended
                                                              June 30,                               June 30,
                                                    ------------------------------      -----------------------------
                                                        2000             1999               2000            1999
                                                    --------------   -------------      -------------   -------------
                                                                     (as restated)                      (as restated)
REVENUES                                            $      360,177   $      67,898      $     490,710   $     135,233



COST OF REVENUES                                           217,008          84,738            300,889         215,593
                                                    --------------   -------------      -------------   -------------


   GROSS PROFIT                                            143,169         (16,840)           189,821         (80,360)


RESEARCH AND DEVELOPMENT                                   343,729         280,475            685,335         494,949


SELLING, GENERAL AND
   ADMINISTRATIVE EXPENSES:

    Stock-Based (Noncash) Compensation                     510,730         688,932          1,663,377       1,184,765
    Stock-Based (Noncash) Consulting Fees                   15,810      16,296,659          4,412,810      43,896,046
    Other (Inclusive of Noncash Stock-Based
     Expenses of $60,810 and $185,810 in 2000)           2,445,604         714,308          4,137,067       1,164,712
                                                    --------------   -------------      -------------   -------------


   OPERATING LOSS                                       (3,172,704)    (17,997,214)       (10,708,768)    (46,820,832)


INTEREST EXPENSE (Inclusive of Noncash Interest
 of $128,968 and $2,300,000 in Six Months Ended
 June 30, 2000 and 1999, respectively)                       3,280          69,245            136,361       2,395,118
                                                    --------------   -------------      -------------   -------------


NET LOSS                                            $   (3,175,984)  $ (18,066,459)     $ (10,845,129)  $ (49,215,950)
                                                    ==============   =============      =============   =============


NET LOSS PER SHARE - BASIC AND DILUTED              $       ( 0.37)  $       (3.36)     $       (1.39)  $       (9.52)
                                                    ==============   =============      =============   =============

See Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2000 AND DECEMBER 31, 1999


                                                    June 30,      December 31,
                                                      2000            1999
                                                   -----------   --------------
                                                   (unaudited)    (as restated)

                                   ASSETS

CURRENT ASSETS:
   Cash                                            $ 1,773,017   $       94,842
   Accounts Receivable - Net                           216,284          120,137
   Prepaid Expenses                                     17,600           16,576
                                                   -----------   --------------

         Total Current Assets                        2,006,901          231,555
                                                   -----------   --------------

PROPERTY AND EQUIPMENT - NET                           716,543          310,783

INTANGIBLE ASSETS - NET                                134,658          166,023

OTHER ASSETS                                           163,679            8,478
                                                   -----------   --------------

           TOTAL ASSETS                            $ 3,021,781   $      716,839
                                                   ===========   ==============


                  LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts Payable and Accrued Expenses           $ 3,581,934   $    1,761,247
   Notes and Loans Payable                              90,000          546,468
                                                   -----------   --------------

         Total Current Liabilities                   3,671,934        2,307,715
                                                   -----------   --------------

           TOTAL LIABILITIES                         3,671,934        2,307,715
                                                   -----------   --------------

STOCKHOLDERS' EQUITY:
   Preferred Stock, $.001 Par Value, 10,000,000
    Shares Authorized, 815,487 Issued and 727,123
    Outstanding as of June 30, 2000 and 815,487
    Subscribed as of December 31, 1999 (with a
    Liquidation Preference of $3 per share)                728              816
   Common Stock, $.001 Par Value, 100,000,000
    Shares Authorized,
    9,405,452 and 6,580,839 Shares
    Issued and 8,598,679 and 6,580,839 Outstanding       8,598            6,581
   Treasury Stock                                   (1,145,572)               -
   Additional Paid-In Capital                       75,825,281       61,216,165
   Accumulated (Deficit)                           (73,928,510)     (63,083,383)
   Contractual Obligation to Issue Shares                    -          530,000
   Deferred Stock Based Compensation                (1,410,678)        (261,055)
                                                   -----------   --------------

           TOTAL STOCKHOLDERS' EQUITY                 (650,153)      (1,590,876)
                                                   -----------   --------------

           TOTAL LIABILITIES AND STOCKHOLDERS'
           EQUITY                                  $ 3,021,781   $      716,839
                                                   ===========   ==============

   See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999
(UNAUDITED)


                                                                             Six Months Ended
                                                                                 June 30,
                                                                    ----------------------------------
                                                                         2000                1999
                                                                    --------------      --------------
                                                                                         (as restated)
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net (Loss)                                                        $ (10,845,129)      $ (49,215,950)
  Adjustments to reconcile Net (Loss)
  to Net Cash Used by Operating Activities
    Depreciation and Amortization                                          97,314              49,159
    Noncash Interest Expense                                              128,968           2,300,000
    Noncash Stock Based Expenses                                          170,000                   -
    Noncash Stock Based Consulting Fees                                 4,412,810          43,896,046
    Noncash Stock Based Compensation                                    1,663,377           1,184,765
    Changes in Operating Assets and Liabilities:
        (Increase) Decrease in Accounts Receivable                        (96,147)                  -
        (Increase) Decrease in Prepaid Expenses                            (1,024)             11,426
        Increase (Decrease) in Accounts Payable
           and Accrued Expenses                                         1,820,687             186,257
        (Increase) in Other Assets                                       (155,201)               (200)
                                                                    -------------       -------------

    Net Cash Used by Operating Activities                              (2,804,345)         (1,588,497)
                                                                    -------------       -------------


CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of Property and Equipment                                     (471,708)           (126,372)
                                                                    -------------       -------------


CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from Notes Payable                                              65,000           2,300,000
  Repayment of Notes Payable                                             (650,436)            (75,000)
  Issuance of Common Stock                                              6,898,728                   -
  Acquisition of Treasury Stock                                        (1,146,378)                  -
  Stock Issuance Costs - Net                                             (212,686)                  -
                                                                    -------------       -------------

    Net Cash Flows from Financing Activities                            4,954,228           2,225,000
                                                                    -------------       -------------


NET INCREASE (DECREASE) IN CASH                                         1,678,175             510,131


CASH AT BEGINNING OF PERIOD                                                94,842             327,912
                                                                    -------------       -------------


CASH AT JUNE 30, 2000 AND 1999                                      $   1,773,017       $     838,043
                                                                    =============       =============


SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash Paid During the Period for Interest                          $       4,491       $           -
                                                                    =============       =============

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1.   BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared by FinancialWeb.com, Inc. (the "Company") in accordance with the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting and, accordingly, do not include all the information and disclosures required by generally accepted accounting principles. In the opinion of management, the unaudited consolidated financial statements include all adjustments (consisting of normally recurring adjustments) necessary for the fair presentation of results for the interim periods presented. These unaudited consolidated financial statements and notes included herein should be read in conjunction with the Company's audited consolidated financial statements and notes for the year ended December 31, 1999 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on June 2, 2000. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire year ending December 31, 2000.

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

2.   RESTATEMENT

     Subsequent to the issuance of the Company's March 31, 1999 and June 30, 1999 consolidated unaudited financial statements, the Company's management determined that the value of the Company's common stock used to record assets acquired in the first and second quarter of 1999, and to measure expense related to stock, options and warrants granted to employees, directors and consultants should have been based on the value of the Company's common stock as determined by its quoted market price. Additionally, the Company determined that certain expenses relating to employee benefits and trade payables had not been properly recorded. The amounts shown in the accompanying unaudited consolidated statements of operations have been restated from the Company's previously reported results on Form 10-QSB.

3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Principles of Consolidation - The consolidated financial statements include FinancialWeb.com, Inc. and its wholly owned subsidiaries, Slugfest.com, Inc., Stock Detective.com, Inc. and Real Time

     Translators, S.A.C. All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements.

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

     Revenue Recognition - The Company's revenues have been derived principally from the sale of banner advertisements under short-term contracts. To date, the duration of the Company's advertising commitments have generally averaged from one to three months. Advertising revenues are recognized ratably in the period in which the advertisement is displayed, provided that no significant Company obligations remain and collection of the resulting receivable is probable. Company obligations typically include the guarantee of a minimum number of impressions or times that an advertisement appears in pages viewed by the users of the Company's online properties. The Company is shifting its revenue mix to subscription fees for the redistribution of financial content. Subscription fee contracts are typically entered into for one year and revenue is recognized ratably over the term of the agreement.

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

     The following table sets forth the calculation of net loss per share for the three and six month periods ended June 30, 2000 and 1999, respectively:

                                                 Three Months Ended June 30,      Six Months Ended June 30,
                                                     2000           1999            2000            1999


     Net loss                                    $ 3,175,984    $ 18,066,459    $ 10,845,129    $ 49,215,950
                                                 ===========    ============    ============    ============

     Weighted average shares outstanding           8,619,209       5,372,097       7,812,226       5,170,247
                                                 ===========    ============    ============    ============

     Net loss per share - basic and diluted      $      0.37    $       3.36    $       1.39    $       9.52
                                                 ===========    ============    ============    ============


4.   ACCOUNTS PAYABLE AND ACCRUED EXPENSES

     Accounts payable and accrued expenses consist of the following at June 30, 2000:


       Accounts payable                                     $ 2,753,626
       Accrued consulting fees                                  198,003
       Accrued compensation and employee benefits                28,611
       Accured contingency                                      591,000
       Other                                                     10,694
                                                            -----------

                                                            $ 3,581,934
                                                            -----------

5.   STOCKHOLDERS' EQUITY

     Private Placement of Common Stock - Through June 30, 2000, the Company privately placed 2,608,341 shares of common stock for approximately $6,765,000, which is net of issuance costs. In connection with this private placement, the Company agreed to issue approximately 283,028 shares of restricted common stock as additional compensation with a fair market value on the date of the grant of $1,769,000 to the placement agents involved in the private placement.

     Director Agreement - On March 1, 2000, the Company entered into an option agreement with a member of the Board of Directors to purchase 750,000 shares of common stock at an exercise price of $4.50 per share. The options expire at the end of seven years. On the date of grant, one-third of the options vested immediately and the balance of the options vest in twelve equal monthly installments on the first day of each calendar month commencing on April 1, 2000. The director's Director Service Agreement provides that his option vest on an accelerated basis upon a "change in control" of the Company, as defined in his Director Service Agreement. If the Company terminates his Director Service Agreement, the balance of all unvested options immediately vest. At the date of grant, the Company recorded deferred stock-based compensation of approximately $2,813,000, which is based on the difference between the stock closing price on the date of grant and the exercise price. Through June 30, 2000, for those shares that have vested, the Company has recognized stock-based compensation expense of approximately $1,563,000. At the commencement of such directors' second year of service, such director shall be granted an additional seven year option to purchase 200,000 shares of common stock at an exercise price of $4.50 per share. The additional options vest in twenty-four equal monthly installments on the first day of each calendar month during such directors service commencing in the second anniversary of the directors appointment to the Board of Directors.

     Stock Granted for Services - On January 31, 2000 and April 10, 2000 the Company granted 25,000 and 2,108 shares, respectively, of restricted common stock to an executive recruiting firm in exchange for services rendered. The Company recorded recruiting and consulting expenses of $125,000 and $60,810, respectively, as determined by the stock's closing price on the grant date. Additionally, on November 19, 1999, the Company incurred an obligation to issue 80,000 shares of common stock to a company for negotiating the StarMedia Networks, Inc. agreement. The Company recorded stock-based consulting fees of $530,000, based on the fair market value of the shares on the issuance date. Such shares were issued March 13, 2000.

6.   COMMITMENTS AND CONTINGENCIES

     Employment Agreements - Between January 1 and June 30, 2000, the Company entered into employment agreements with six officers of the Company providing for base annual salaries and, in some cases, providing for bonuses ranging from 25% to 30% of their respective base pay, depending on their respective performance. The terms of the agreements are generally for one year and in some cases, provide for termination benefits of up to six months at existing rates of pay if the Company terminates the officers under certain circumstances.

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

     New Office Space - In April 2000, the Company opened executive offices in Boston, Massachusetts. The term of the lease is for five years. The lease agreement obligates the Company over the term of the lease to annual minimum lease payments averaging approximately $190,600.

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

Company Overview

          The Company is a business-to-business aggregator, developer and distributor of e-financial content in English and Spanish with other languages planned. During the first quarter of 2000, the Company hired a new management team and added two new directors including a new chairman of the board. The new management redirected the Company's primary focus toward being a business-to-business aggregator, developer and distributor of e-financial content in English and Spanish. The Company provides original and aggregated financial content and access to services to e-businesses that require financial content and tools in order to attract, retain and serve their Web site visitors. Under the FinancialWeb brand, the Company plans to expand its international relationships and enhance its position in the creation, aggregation and e-distribution of international, multilingual financial content.

          The Company is shifting its revenue production from primarily banner advertising fees to revenue derived from subscription fees for proprietary and redistributed content and tools that it provides to partner sites.

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

Results Of Operations

Three Months Ended June 30, 2000 Compared to Three Months Ended June 30, 1999

Revenues

     Advertising revenues were $262,534 and $67,898 for the three months ended June 30, 2000 and 1999, respectively. This increase of 287% was primarily due to the increase in the number of advertisers and number of banner and sponsorship ads placed on the Company's Web site as well as the number of users on the Company's Web site and the resultant page views with advertisements contained on the pages.

     Revenues from co-branding activities were $97,643 or 27% of total revenues for the three months ended June 30, 2000. During the three months ended June 30, 2000, the Company continued to shift its revenue focus to generating revenues through subscription fees for its proprietary and redistributed content and tools fees through partner Web sites. The Company believes that future revenues will be less dependent on the sale of advertising space on the Company's Web site as its emphasis shifts to generating recurring revenues from subscription fees for its proprietary and redistributed content and tools as well as revenue sharing with partner Web sites and to co-branding and private labeling services.

Cost Of Revenues

     Cost of revenues were $217,008 and $84,738 for the three months ended June 30, 2000 and 1999, respectively. The Company expects that future costs of revenues will remain relatively constant until increased traffic justifies additional network communication lines required to accommodate the increased traffic on the Company's Web sites.

     As a percentage of revenues, cost of revenues declined to 60% of revenues for the three months ended June 30, 2000 from 125% for the same period in 1999. This decrease resulted primarily from the relatively fixed nature of some of our data costs and other fees while the number of customers, related revenues and the initiation of co-branding revenues increased.

Operating Expenses

     Research and Development. Research and development costs were $343,729 and $280,475 for the three months ended June 30, 2000 and 1999, respectively. This increase of $63,254 was due primarily to increases in the level of personnel necessary to develop and enhance the Company's Web site. On an absolute dollar basis, the Company expects costs to increase as the Company develops additional product offerings.

     Selling, General and Administrative.

     Other. Selling, general and administrative expenses were $2,445,604 and $714,308 for the three months ended June 30, 2000 and 1999, respectively. The $1,731,296 increase in other selling, general and administrative expenses was primarily due to the following items: a) increases in professional fees paid for services such as legal and accounting fees associated with the Company's filing of its Form 10-KSB and Form 10-QSB with the Securities and Exchange Commission;
b) increases in sales force personnel to generate increased revenues; c) increases in advertising costs associated with the Company's partnership with StarMedia Network, Inc.; d) increases in rent due to the leasing of additional office and network facilities necessitated by increases in personnel and equipment; e) the addition of directors and officers liability insurance; f) the increase in personnel and associated recruiting fees needed to support the growth of the business; g) increases in costs related to proprietary and syndicated financial content; h) increases in translation costs associated with the Company's subsidiary translation office; and i) increases in payroll in order to execute upon the Company's plans.

     Stock-Based Non-cash Employee Compensation. In March and September 1999, under the terms of separate Director Service Agreements, the Company issued warrants to three new directors of the Company to purchase a total of 300,000 shares of common stock at an exercise price of the $5.00 per share. At the time of issuance, the Company recorded deferred non-cash stock-based employee compensation expense of $1,931,200, based on the difference between the exercise price and the closing price of the common stock on the date of grant. Upon appointment to the Board of Directors, 25% of the shares of common stock vested immediately with the remaining shares vesting on a quarterly basis over a one-year period. During the year ended December 31, 1999, the Company amortized $1,890,600 as non-cash stock-based employee compensation expense, relating to these warrants and amortized $20,300 during the three month period ended March 31, 2000. The remaining $20,300 was amortized in the second quarter ended June 30, 2000. As of June 30, 2000, none of these warrants had been exercised.

     On May 21, 1999, the Company granted options to purchase 142,277 shares of common stock to certain employees under the Company's 1999 Stock Incentive Plan. The options vest over three to four years of continuous service. At the date of grant, exercise prices ranged from $5.00 to $14.25. Of the 142,277 options granted, 37,500 were at exercise prices below the Company's closing stock price on the date of grant. The Company recorded deferred stock based employee compensation expense of $346,874 based on the difference between the exercise price and the closing price of the common stock on the date of the grant. During the year ended December 31, 1999, and the three month periods ended March 31, and June 30, 2000, the Company amortized $143,086, $21,680 and $21,680 respectively, as stock-based employee compensation expense, relating to these options. Compensation expense was not recorded on the remaining grants since the exercise price equaled the Company's stock closing price on the date of grant.

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

     On March 1, 2000, the Company entered into an option agreement with a member of the Board of Directors to purchase 750,000 shares of common stock at an exercise price of $4.50 per share. The options expire at the end of seven years. At the date of grant, one-third of the options vested immediately and the balance of the options vest in twelve equal monthly installments on the first day of each calendar month commencing April 1, 2000. At the date of grant, the Company recorded deferred non-cash stock-based employee compensation expense of approximately $2,813,000, which is based on the difference between the stock closing price on the date of grant and the exercise price. During the three month periods ended March 31, 2000 and June 30, 2000, the Company amortized $1,094,000 and $468,750 as non-cash stock-based employee compensation expense, relating to these options, respectively. As of June 30, 2000, these options have not been exercised.

     Stock-Based Non-cash Consulting Fees. On January 6, and March 10, 1999, the Company entered into separate agreements with two individuals to provide financial consulting services to the Company on similar terms and conditions over a five-year period. As consideration for their services, the Company issued to each of these individuals a warrant for 1,000,000 shares of the Company's common stock, exercisable over five years at a price of $4.00 per share. The warrants were nonforfeitable and were vested upon issuance. In connection with the issuance of the warrants, the Company recorded $27,599,287 in stock-based consulting fees expense, based on the fair value of the warrants on the dates of issuance. As a result of a private placement of common stock by the Company, on January 18, 2000, such consultants of the Company were issued a warrant to purchase approximately 467,000 shares of common stock, in the aggregate, exercisable at $3.00 per share, pursuant to an antidilutive provision in their respective warrant. The remaining unexercised portion of their respective warrant were repriced to provide for their exercise at $3.00 per share pursuant to a repricing provision in their respective warrant. The fair value of the warrants and of the repricing of approximately $2,448,000 was charged to deferred stock-based consulting fees and is being amortized over the remaining life of their respective consulting agreements. The additional warrants issued expire concurrent with the initial warrants issued pursuant to their respective consulting agreements.

     On March 31, 1999, the Company retained the services of a financial advisor for a one-year term to perform a variety of services, including matters relating to entering into one or more strategic partnerships, joint ventures or similar arrangements, possible mergers or stock sales or other dispositions, sales or other dispositions of business assets, and other similar or related matters. In connection with this agreement, the Company issued a warrant for 979,321 shares of common stock exercisable at $4.00 per share. The warrant was nonforfeitable, vested upon issuance, and was exercisable for a ten-year term. The Company recorded a noncash stock-based consulting fee expense of $16,296,659 in the second quarter of 2000. This warrant was terminated and a new warrant agreement became effective as a result of the private placement of common stock in January 2000. The new warrant agreement was dependent on the amount raised by the placement agent. As a result of the amount raised by the placement agent, the financial advisor was granted approximately 248,000 and 9,000 warrants for shares of common stock at strike prices of $.01 and $3.00, respectively, as of March 31, 2000. Stock-based consulting fees for the three months ended March 31, 2000 relating to these warrants, based on their fair value on the issuance date, amounted to $1,949,000.

     Interest Expense. Interest expense was $3,280 for the three months ended June 30, 2000 compared to $69,245 for the same period in 1999. The Company incurred this miscellaneous interest expense relating to outstanding debt.


Six Months Ended June 30, 2000 Compared to Six Months Ended June 30, 1999

Revenues

     Advertising revenues were $360,903 and $135,233 for the six months ended June 30, 2000 and 1999, respectively. This increase of 167% was primarily due to the increase in the number of advertisers and number of banner and sponsorship ads placed on the Company's Web site as well as the number of users on the Company's Web site and the resultant page views with advertisements contained on the pages.

     Revenues from co-branding activities were $129,807 or 26% of revenues for the six months ended June 30, 2000. During the six months ended June 30, 2000, the Company initiated a shift in its revenue focus to generating revenues through subscription fees for its proprietary and redistributed content and tool fees through partner Web sites. The Company believes that future revenues will be less dependent on the sale of advertising space on the Company's Web site as its emphasis shifts to generating recurring revenues from subscription fees for its proprietary and redistributed content and tools as well as revenue sharing with partner Web sites and to co-branding and private labeling services.

Cost Of Revenues

     Cost of revenues were $300,889 and $215,593 for the six months ended June 30, 2000 and 1999, respectively. The Company expects that future costs of revenues will increase due to the additional network communication lines required to accommodate increased traffic on the Company's Web sites.

     As a percentage of revenues, cost of revenues declined to 61% of revenues for the six months ended June 30, 2000 from 159% for the same period in 1999. This decrease resulted primarily from the relatively fixed nature of some of our data costs and other fees while the number of customers, related revenues and the initiation of co-branding revenues increased.

Operating Expenses

     Research and Development. Research and development costs were $685,335 and $494,949 for the six months ended June 30, 2000 and 1999, respectively. This increase of 38% was due primarily to the following: a) increases in the level of personnel necessary to develop and enhance the Company's Web site and b) increases in outside consulting fees to assist in developing and designing the Company's Web site. On an absolute dollar basis, the Company expects costs to increase as the Company develops additional product offerings.

     Selling, General and Administrative.

     Other. Selling, general and administrative expenses were $4,137,067 and $1,164,712 for the six months ended June 30, 2000 and 1999, respectively. The $2,972,355 increase in other selling, general and administrative expenses was primarily due to the following items: a) increases in professional fees paid for services such as legal and accounting fees associated with the Company's filing of its Form 10-KSB and Form 10-QSB with the Securities and Exchange Commission;
b) increases in sales force personnel to generate increased revenues; c) increases in advertising costs associated with the Company's partnership with StarMedia Network, Inc.; d) increases in rent due to the leasing of additional office and network facilities necessitated by increases in personnel and equipment; e) the addition of directors and officers liability insurance; f) the increase in personnel and associated recruiting fees needed to support the growth of the business; g) increases in costs related to the acquisition of proprietary and syndicated financial content; h) increases in translation costs associated with the opening of a subsidiary translation office and hiring of translating personnel; and i) increases in payroll in order to execute upon domestic and international expansion plans.

     The Company expects other selling, general and administrative expenses to increase in absolute dollars as the Company incurs costs related to the growth of its business.

     Interest Expense. Interest expense consists primarily of non-cash based items. Interest expense was $136,361 for the six months ended June 30, 2000 compared to $2,395,118 for the same period in 1999. During the first quarter of 2000, as a result of the private placement, the Company repaid outstanding bridge loans of $500,000 resulting in the recognition of unamortized debt discount of $128,968 as interest expense. During the first quarter of 1999, as the result of conversion of debt to preferred stock, the Company recognized $2,300,000 of noncash interest expense. The Company incurred additional miscellaneous interest expense of $7,393 during the first and second quarters of 2000 relating to remaining outstanding debt.

Liquidity and Capital Resources

     The Company has experienced net losses in each year of its operations, which losses have caused a working capital deficiency of $2,076,160 and a stockholders' deficiency of $1,590,876 as of December 31, 1999. The Company has financed those losses, as well as the growth of the business, through a series of private placements and private loans. The Company is continuing to seek sources of financing. For instance, the Company completed a private placement of its common stock in the first and second quarter of 2000, resulting in net proceeds of approximately $5,703,000. As a result of this private placement, the Company has reduced its working capital deficiency to $1,665,033 and its stockholders' deficiency to $650,153. During the six months ended June 30, 2000, the Company began shifting its revenue emphasis from primarily advertising to recurring revenues from subscription fees for its proprietary and redistributed content and tools as well as co-branding and private labeling services. In addition, the Company is exploring alternate ways of generating revenues through partnerships with other businesses. Conversely, the on-going development and maintenance of its Web site along with international expansion plans is expected to result in operating losses for the foreseeable future.

     The Company used $2,804,345 and $1,588,497 of cash in continuing operating activities during the first six months of 2000 and 1999, respectively. The Company anticipates increases in revenues as emphasis shifts to generate recurring revenues from subscription fees for its proprietary and redistributed content and tools as well as revenue sharing with partner sites in addition to co-branding and private labeling services. On going development and maintenance of its Web site is expected to result in operating losses for the foreseeable future.

     The Company used cash in investing activities of $471,708 and $126,372 for the six months ended June 30, 2000 and 1999, respectively. This cash was used primarily to fund the acquisition of computer hardware and software.

     The Company's notes payable totaled $675,436 ($365,705, net of discount) as of December 31, 1999. All of the notes, with the exception of a $25,000 note payable to a private company, were paid off with a portion of the proceeds of a private placement offering completed in January 2000. Additionally, the Company borrowed $65,000 at a fixed rate of interest of 8.75% from the spouse of a director of the Company. That note was repaid on July 1, 2000.

     On June 30, 2000, the Company had cash on hand of $1,773,017.

     The Company had commitments for capital expenditures as of December 31, 1999 to complete its project to make its systems redundant and to upgrade its computer systems. The Company has a bandwidth capacity of over 100 million page views per month, as opposed to its previous monthly capacity of approximately 10 million page views per month. The Company believes this will enable it to increase market share into the foreseeable future, as well as to offer co-branded and private label sites and other services to larger entities within the Internet information industry. The cost to complete this project and upgrade its computer systems was approximately $392,000 at December 31, 1999. The project was completed during the second quarter ended June 30, 2000.

     As previously mentioned herein, the Company completed private placements through April 2000. In January of 2000, the Company received approximately $1,690,000 from its financing activities. The proceeds from the financing were used to pay commissions, legal and other fees of the private offering of $348,000, to repay bridge loans of $506,000, including accrued interest, to repay a promissory note and accrued interest thereon of $166,000 and to repurchase stock from the former president and chief executive officer of the Company in the amount of approximately $209,000, pursuant to his termination agreement. The Company netted $461,000 to use for working capital purposes. In March and April of 2000, the Company received $6,135,000, net of issuance costs, from additional financing activities. After paying fees of the offering and the final repurchase of stock from the former president and chief executive officer of approximately $937,000, pursuant to his termination agreement, approximately $4,180,000 was available for working capital purposes. The Company used a portion of the net proceeds of the offering to add key members to the management team and to add sales and marketing personnel.

     The Company anticipates that it will reduce its operating expenses in the short term until additional funding can be secured. Operating expenses will continue to consume a material amount of the Company's cash resources, including the net proceeds of the Company's recent private placement. The Company believes that the net proceeds of the private placement, together with its existing cash and cash generated from new business will be sufficient to meet the Company's anticipated cash needs for working capital and capital expenditures for approximately the next three to six months.

Risk Associated with the Year 2000.

     To date the Company has not experienced any problems associated with Y2K issues.


                          Part II. Other Information

Item 1. Legal Proceedings.

     None.

Item 2. Changes in Securities and use of Proceeds.

     (c)  Recent Sales of Unregistered Securities.

     As previously reported in the Company's Form 10-KSB filed on June 2, 2000 and Form 10-QSB filed on June 13, 2000 with the Securities and Exchange
Commission:

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

     The Company sold shares of common stock to individuals pursuant to private placements at $3.00 per share as follows: 1,654,032 shares on March 31, 2000 to 52 investors, 115,167 shares on April 10, 2000 to 9 investors and 275,573 shares on April 20, 2000 to 20 investors, for total cash consideration of $6,134,318. The shares of common stock were sold to "accredited investors" as that term is defined by Rule 501 of Regulation D of the Act, for investment purposes, without solicitation or advertisement by the Company. Robb Peck was the principal placement agent for the private placement of March 31, 2000. A total of $1,048,388 was paid to Robb Peck in commissions pursuant to such sale, of which $642,973 was paid by the Company in cash and $405,415 was paid in the form of 135,138 shares of common stock sold at $3.00 per share. Pinnacle Asset Management ("Pinnacle") was the principal placement agent for the private placements of April 10 and April 20, 2000. A total of $119,322 was paid in cash to Pinnacle as commissions for such sales. An additional $35,167 was paid by the Company to Robb Peck in cash as a consulting fee in connection with the Pinnacle sales. The securities were exempt from registration under Section 4(2) of the Act


Item 3. Defaults Upon Senior Securities.

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



                                            FinancialWeb.com, Inc.



Dated: August 21, 2000                      By: /s/ Kevin Leininger
                                                ----------------------
                                                Kevin Leininger
                                                Chief Executive Officer
                                                and Chief Accounting Officer
                                       16